Form 10-Q
period 2010-07-31
Odenza Corp.
filed 2010-10-28
CIK 1489300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-164845

ODENZA CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

126 Station Street
Newtown, NSW 2042, Australia
 (Address of principal executive offices, zip code)

+61 (422) 708-444
 (Registrant’s telephone number, including area code)

1802 North Carson Street, Suite 108
Carson City, Nevada 89701
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):
Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 27, 2010, there were 3,660,000 shares of common stock, $0.001 par value per share, outstanding,

ODENZA CORP.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JULY 31, 2010

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of July 31, 2010 (unaudited) and January 31, 2010.	5

		Statements of Operations for the three and six months ended July 31, 2010, and the period from July 16, 2009 (Inception) to July 31, 2010 (unaudited).	6

		Statements of Cash Flows for the six months ended July 31, 2010 and 2009, and the period from July 16, 2009 (Inception) through July 31, 2010 (unaudited).	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4T.	Controls and Procedures.	12

Part II.	Other Information
	Item 1.	Legal Proceedings.	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	(Removed and Reserved).	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	13

Signatures			14

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Odenza Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 68.3% control the Company’s voting securities held by our sole officer and director, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

ODENZA CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2010

ODENZA CORP.
(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	July 31,	January 31,
	2010	2010
	(Unaudited)	(Audited)
	- $ -	- $ -

ASSETS
Current
Cash	17,263	31,284
Total assets	17,263	31,284

LIABILITIES
Current
Accounts payable and accrued liabilities	1,750	807
Due to related party	5,796	7,035
Total liabilities	7,546	7,842

STOCKHOLDERS’ EQUITY
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,660,000 common shares	3,660	3,660
(January 31, 2010 - 3,660,000)
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(21,783)	(8,058)
Total stockholders' equity	9,717	23,442
Total liabilities and stockholders' equity	17,263	31,284

– See Accompanying Notes –

ODENZA CORP.
(A Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2010 - $ -	Three months ended July 31, 2009 - $ -	Six months ended July 31, 2010 - $ -	Six months ended July 31, 2009 - $ -	July 16, 2009 (Inception) to July 31, 2010 - $ -
Office and general	90	-	975	-	1,586
Professional fees	9,250	-	12,750	-	15,607
Mining costs	-	-	-	-	4,590
Net loss	9,340	-	13,725	-	21,783

Basic and diluted loss per share	(0.00)	-	(0.01)

Weighted average number of common shares outstanding	3,660,000	-	3,660,000

– See Accompanying Notes –

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended July 31, 2010 - $ -	Six months ended July 31, 2009 - $ -	July 16, 2009 (Inception) to July 31, 2010 - $ -
Cash Flows From Operating Activities
Net loss	(13,725)	-	(21,783)
Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	943	-	1,750
Net cash used in operations	(12,782)	-	(20,033)

Cash Flows from Investing Activities:	-	-	-

Cash Flows From Financing Activities
Due to related party	(1,239)	-	5,796
Capital stock issued	-	-	31,500
Net cash provided by financing activities	(1,239)	-	37,296

Increase (Decrease In Cash	(14,021)	-	17,263

Cash, beginning	31,284	-	-
Cash, ending	17,263	-	17,263

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

ODENZA CORP.
(An Exploration Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

JULY 31, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended January 31, 2010, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $21,783 at July 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Recent Accounting Pronouncements

Recent pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Odenza Corp., a Nevada corporation and exploration stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the January 31, 2010 audited financial statements and related notes included in the Company’s most recent registration statement on Form S-1, as amended (File No. 333-166076), as filed with and declared effective by the SEC on October 28, 2010.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Odenza Corp. (the “Company”) was incorporated in the State of Nevada on July 16, 2009 and established a fiscal year end of January 31.  It is an exploration-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Form S-1 registration statement filed with and declared effective by the SEC on October 28, 2010 (the “Form S-1 Registration Statement”) and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions.  From our inception to July 31, 2010, we have raised a total of $31,500 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

The Company reports revenues and expenses using the accrual method of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial and tax reporting purposes.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Accounting Standards Codification “ASC 830”, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Net Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.

Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

PLAN OF OPERATION

Our plan of operation for the twelve months following this quarter is to complete the first and second phases of the three phased exploration program on our claim.  In addition to the $210,508 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $12,508 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $223,016.  If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase 1

•	Collection, purchase and collation of all relevant geological, geophysical and mining data available;
•	Re-interpretation of available geophysics to determine location of possible mineralized shears and faults; and
•	Field mapping and rock chip sampling of the license.

Phase 2

•	Soil sampling of any significant areas highlighted in Phase 1; and
•	Ground geophysics of targets generated by the re-interpretation of available geophysical data.

Phase 3

•	Drilling of any significant targets generated during Phase 2 work.

Proposed Work	Amount	Cost ($)
Phase 1
Data Collection		$5,000.00
Re-Interpretation of Geophysical Data		$10,000.00
Field Mapping	5 days @ $500	$2,500.00
Sampling	50 samples @ $30	$1,500.00
Travel & Accommodation	5 days @ $300	$1,500.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$3,300.00

		$25,300.00
Phase 2
Soil Sampling	5 days @ $750	$3,750.00
Assaying	150 samples @ $20	$3,000.00
Ground Geophysics		$65,000.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$10,987.50

		$84,237.50
Phase 2
Drilling	1,000 metres @ $50	$50,000.00
Assaying	1,000 metres @ $30	$30,000.00
Supervision	7 days @ $600	$4,200.00
Travel & Accommodation	7 days @ $300	$2,100.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$13,170.00

		$100,970.00

Total		$210,507.50

We plan to commence Phase 1 of the exploration program on the prospects in the winter of 2011.  We expect this phase to take 7 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates.  To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist’s recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the winter of 2011. We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

We are a party to a Mineral Property Option Agreement whereby we have the right to acquire a 100% interest in Prospecting License P21/709 located in the Murchison Mineral field in Western Australia and known as the Island Project Lake Austin.  It is only under this option agreement that we potentially have any right to explore for mineralized material.  This option agreement requires us to pay an exercise price of AUD$50,000 (approximately $46,000) cash, in order for us to have the right to explore for mineralized materials in the area covered by Prospecting License P21/709.  Our option expires September 25, 2011.

If we fail to pay the exercise price, we will not have the right to conduct exploration activities at all.  Currently, we do not have sufficient funds to pay the exercise price.  We cannot provide investors with any assurance that we will be able to raise sufficient funds pay the $46,000 exercise price, and we have no current plans on how to raise the additional funding.

In terms of exploratory work we will be able to conduct before we exercise the option, we anticipate completing Phases 1 and 2 of our Plan of Operation, subject to our ability to raise sufficient funds to complete Phases 1 and 2, and depending on the results of Phases 1 and 2, commencement of drilling of any significant targets generated during Phase 2 work.

Results of Operations

Three- and Six-Month Periods Ended July 31, 2010

We recorded no revenues for the three and six months ended July 31, 2010.  From the period of July 16, 2009 (inception) to July 31, 2010, we recorded no revenues.

General and administrative expenses were $13,725 for the six months ending July 31, 2010.   Operating expenses, consisting solely of general and administrative expenses in this third quarter of 2010 consist primarily of filing fees, mining costs, and accounting and legal fees.  From the period of July 16, 2009 (inception) to July 31, 2010, we incurred operating expenses of $21,783.

Liquidity and Capital Resources

At July 31, 2010, we had a cash balance of $17,263.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of July 31, 2010.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-164845), as filed with the Securities and Exchange Commission on February 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODENZA CORP.
(Name of Registrant)

Date: October 28, 2010	By:	/s/ William O’Neill
Name: William O’Neill
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-164845), as filed with the Securities and Exchange Commission on April 15, 2010.