Form 10-Q
period 2010-10-31
Odenza Corp.
filed 2010-12-15
CIK 1489300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-166076

ODENZA CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

126 Station Street
Newtown, NSW 2042
Australia
(Address of principal executive offices, zip code)

+61 (422) 70-84-44
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2010, there were 3,660,000 shares of common stock, $0.001 par value per share, outstanding.

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

ODENZA CORP.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 31, 2010

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of October 31, 2010 (unaudited) and January 31, 2010.	5

		Statements of Operations for the nine months ended October 31, 2010 and 2009, and the period from July 16, 2009 (Inception) to October 31, 2010 (unaudited).	6

		Statements of Cash Flows for the nine months ended October 31, 2010 and 2009, and the period from July 16, 2009 (Inception) through October 31, 2010 (unaudited).	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	12

Part II.	Other Information
	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	(Removed and Reserved).	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	13

Signatures			14

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Odenza Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 68.3% control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

ODENZA CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2010

ODENZA CORP.
(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	October 31, 2010 (Unaudited) - $ -	January 31, 2010 (Audited) - $ -

ASSETS
Current
Cash	13,097	31,284
Total assets	13,097	31,284

LIABILITIES
Current
Accounts payable and accrued liabilities	1,750	807
Due to related party	5,796	7,035
Total liabilities	7,546	7,842

STOCKHOLDERS’ EQUITY
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,660,000 common shares	3,660	3,660
(January 31, 2010 - 3,660,000)
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(25,949)	(8,058)
Total stockholders' equity	5,551	23,442
Total liabilities and stockholders' equity	13,097	31,284

– See Accompanying Notes –

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended Oct 31, 2010 - $ -	Three months ended Oct 31, 2009 - $ -	Nine months ended Oct 31, 2010 - $ -	Nine months ended Oct 31, 2009 - $ -	July 16, 2009 (Inception) to Oct 31, 2010 - $ -
Office and general	2,416	25	3,392	25	4,002
Professional fees	1,750	1,475	14,500	1,475	17,357
Mining costs	-	3,600	-	3,600	4,590
Net loss	4,165	5,100	17,892	5,100	25,949

Basic and diluted loss per share	(0.00)	(0.00	(0.01)

Weighted average number of common shares outstanding	3,660,000	-	3,660,000

– See Accompanying Notes –

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended Oct 31, 2010 - $ -	Nine months ended Oct 31, 2009 - $ -	July 16, 2009 (Inception) to Oct 31, 2010 - $ -
Cash Flows From Operating Activities
Net loss	(17,892)	(5,100)	(25,949)
Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	943	1,046	1,750
Net cash used in operations	(16,949)	(4,054)	(24,199)

Cash Flows from Investing Activities:	-	-	-

Cash Flows From Financing Activities
Due to related party	(1,239)	4,054	5,796
Capital stock issued	-	-	31,500
Net cash provided by financing activities	(1,239)	4,054	37,296

Increase (Decrease In Cash	(18,187)	-	13,097

Cash, beginning	31.284	-	-
Cash, ending	13,097	-	13,097

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

ODENZA CORP.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended January 31, 2010, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $25,949 at October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Odenza Corp., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the January 31, 2010 audited financial statements and related notes included in the Company’s most recent Prospectus as filed with the SEC on September 20, 2010.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Odenza Corp. (“Company”) was incorporated in the State of Nevada on July 16, 2009 and has established a fiscal year end of January 31.  It is an exploration -stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the prospective private financing described in our Plan of Operation, below, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to October 31, 2010, we have raised a total of $31,500 from private offerings of our common stock.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of nine months or less to be cash equivalents.

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

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first and second of the three phases of the exploration program on our prospects. In addition to the $210,508 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $12,508 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $223,016.  We will experience a shortage of funds prior to funding and we may utilize funds from our president, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase 1

•	Collection, purchase and collation of all relevant geological, geophysical and mining data available;
•	Re-interpretation of available geophysics to determine location of possible mineralized shears and faults; and
•	Field mapping and rock chip sampling of the license.

Phase 2

•	Soil sampling of any significant areas highlighted in Phase 1; and
•	Ground geophysics of targets generated by the re-interpretation of available geophysical data.

Phase 3

•	Drilling of any significant targets generated during Phase 2 work.

Proposed Work	Amount	Cost ($AUD)
Phase 1
Data Collection		$5,000.00
Re-Interpretation of Geophysical Data		$10,000.00
Field Mapping	5 days @ $500	$2,500.00
Sampling	50 samples @ $30	$1,500.00
Travel & Accommodation	5 days @ $300	$1,500.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$3,300.00

		$25,300.00
Phase 2
Soil Sampling	5 days @ $750	$3,750.00
Assaying	150 samples @ $20	$3,000.00
Ground Geophysics		$65,000.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$10,987.50

		$84,237.50
Phase 2
Drilling	1,000 metres @ $50	$50,000.00
Assaying	1,000 metres @ $30	$30,000.00
Supervision	7 days @ $600	$4,200.00
Travel & Accommodation	7 days @ $300	$2,100.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$13,170.00

		$100,970.00

Total		$210,507.50

We plan to commence Phase 1 of the exploration program on the prospects in the winter of 2010-2011.  We expect this phase to take 7 days to complete and an additional one to two months for the geologist to prepare his report.

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

Results of Operations

Nine-Month Periods Ended October 31, 2010 and 2009

We recorded no revenues for the nine month periods ended October 31, 2010 and 2009.  From the period of July 16, 2009 (inception) to October 31, 2010, we recorded no revenues.

General and administrative expenses were $3,392 and professional fees were $14,500 for the nine months ended October 31, 2010, as compared to general and administrative expenses of $25 and professional fees of $1,475 for the nine months ended October 31, 2009.  Mining Costs were $0 for the nine months ended October 31, 2010, as compared to mining costs of $3,600 for the nine months ended October 31, 2009    Operating expenses, consisting solely of general and administrative expenses in this third quarter of 2010, consist primarily of auditing fees.  From the period of July 16, 2009 (inception) to October 31, 2010, we incurred operating expenses of 25,949.

Liquidity and Capital Resources

At October 31, 2010, we had a cash balance of $13,097.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come, if at all, from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or other securities to fund our exploration activities and ongoing operational expenses.  In the absence of such financing, our business will likely fail.   There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of October 31, 2010.

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

None.

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

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODENZA CORP.
(Name of Registrant)

Date: December 15, 2010	By:	/s/ William J. O’Neill
Name: William J. O’Neill
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.