Form 10-Q
period 2011-10-31
Odenza Corp.
filed 2011-12-14
CIK 1489300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of December 12, 2011, there were 3,660,000 shares of common stock, $0.001 par value per share, outstanding.

ODENZA CORP.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 31, 2011

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of October 31, 2011 (unaudited) and January 31, 2011.	5

		Statements of Operations for the three months and nine months ended October 31, 2011 and 2010, and the period from July 16, 2009 (Inception) to October 31, 2011 (unaudited).	6

		Statements of Cash Flows for the nine months ended October 31, 2011 and 2010, and the period from July 16, 2009 (Inception) through October 31, 2011 (unaudited).	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4.	Controls and Procedures.	13

Part II.	Other Information

	Item 1.	Legal Proceedings.	14

	Item 1A.	Risk Factors.	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

	Item 3.	Defaults Upon Senior Securities.	14

	Item 4.	(Removed and Reserved).	14

	Item 5.	Other Information.	14

	Item 6.	Exhibits.	15

Signatures			16

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Odenza Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 84.2% control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

ODENZA CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2011

ODENZA CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	October 31, 2011 (Unaudited) - $ -	January 31, 2011 (Audited) - $ -

ASSETS
Current
Cash	3,942	18,309
Total assets	3,942	18,309

LIABILITIES
Current
Accounts payable and accrued liabilities	-	-
Due to related party	43,336	20,424
Total liabilities	43,336	20,242

STOCKHOLDERS’ EQUITY
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,660,000 common shares	3,660	3,660
(January 31, 2011 - 3,660,000)
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(70,894)	(33,433)
Total stockholders' equity	(39,394)	(1,933)
Total liabilities and stockholders' equity	3,942	18,309

– See Accompanying Notes –

ODENZA CORP.
(A Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31, 2011 - $ -	Three months ended October 31, 2010 - $ -	Nine months ended October 31, 2011 - $ -	Nine months ended October 31, 2010 - $ -	July 16, 2009 (Inception) to October 31, 2011 - $ -
Office and general	515	2,416	8,319	3,392	13,054
Professional fees	2,387	1,750	29,143	14,500	53,250
Mining costs	-	-	-	-	4,590
Net loss	2,902	4,165	37,462	17,892	70,894

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding	3,660,000	3,660,000	3,660,000	3,660,000

– See Accompanying Notes –

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended October 31, 2011 - $ -	Nine months ended October 31, 2010 - $ -	July 16, 2009 (Inception) to October 31, 2011 - $ -
Cash Flows From Operating Activities
Net loss	(37,462)	(17,892)	(70,894)
Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	-	943	-
Net cash used in operations	(37,462)	(16,949)	(70,894)

Cash Flows from Investing Activities:	-	-	-

Cash Flows From Financing Activities
Due to related party	23,095	(1,239)	43,336
Capital stock issued	-	-	31,500
Net cash provided by financing activities	23,095	(1,239)	74,836

Increase (Decrease In Cash	(14,367)	(18,187)	3,942

Cash, beginning	18,309	31,284	-
Cash, ending	3,942	13,097	3,942

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

ODENZA CORP.
(An Exploration Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

1.             BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended January 31, 2011, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $70,894 at October 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to October 31, 2011, we raised a total of $31,500 from private offerings of our common stock.

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

We plan to commence Phase 1 of the exploration program on the claim in spring 2012.  We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in summer 2012.

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

Results of Operations

Three and Six-Month Periods Ended October 31, 2011 and 2010

We recorded no revenues for the three and nine months ended October 31, 2011.   For the three and nine months ended October 31, 2011, we also recorded no revenues.  From the period of July 16, 2009 (inception) to October 31, 2011, we recorded no revenues.

Office and general expenses were $515, and professional fees were $2,387 for the three months ending October 31, 2011.  For the three months ending October 31, 2010, office and general expenses were $2,416, and professional fees were $1,750.

Office and general expenses were $8,319, and professional fees were $29,143 for the nine months ending October 31, 2011.  For the nine months ending October 31, 2010, office and general expenses were $3,392 and professional fees were $14,500.  Operating expenses in the third quarter of 2011, consisted of (i) office and general expenses and (ii) legal and accounting professional fees.

From the period of July 16, 2009 (inception) to October 31, 2011, we incurred operating expenses of $70,894.

Liquidity and Capital Resources

At October 31, 2011, we had a cash balance of $3,942.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of October 31, 2011.

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
10.1
Letter from Victor Michael Caruso to the Registrant, dated September 16, 2011, extending the term of option under Mineral Property Option Agreement, dated September 25, 2009, by and between Registrant and Victor Michael Caruso.

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
_____
*    Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

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

ODENZA CORP.
(Name of Registrant)

Date: December 14, 2011	By:	/s/ William J. O’Neill
William J. O’Neill,
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1
Letter from Victor Michael Caruso to the Registrant, dated September 16, 2011, extending the term of option under Mineral Property Option Agreement, dated September 25, 2009, by and between Registrant and Victor Michael Caruso.

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
_____
*   Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.