Form 10-K
period 2012-01-31
Odenza Corp.
filed 2012-05-01
CIK 1489300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☒   No  ☐

At April 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $186,000.  At April 27, 2011, there were 3,660,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.  At January 31, 2012, the end of the Registrant’s most recently completed fiscal year, there were 3,660,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

ORGANIZATION WITHIN THE LAST FIVE YEARS

On July 16, 2009, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of acquisition, exploration and development of natural resource properties.

William O’Neill has served as our Director, President and Chief Executive Officer, Secretary and Treasurer, from July 16, 2009, until the current date.  Our board of directors is comprised of one person:  William O’Neill.

We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share. In November 2010, we issued 2,500,000 shares of common stock to our sole officer and director.  Said issuance was paid at a purchase price of the par value per share or a total of $2,500.  We hold our cash in bank accounts located in Australia.

On September 25, 2010 we entered into a Mineral Property Option Agreement, as amended no September 16, 2011, whereby we have the right to acquire a 100% interest in an anticipated- to-be-granted Prospecting License P21/709, located in the Murchison Mineral-filed in Western Australia and known as the Island Project Lake Austin.  The option agreement requires us to make an initial cash payment of AUD$4,000 (US$3,680), which we paid on September 25, 2010.  The option agreement has an exercise price of approximately fifty thousand AUD$50,000 (US$46,000) cash to be paid if exercised by the Company.  The option expires September 25, 2012.  We retained a consulting geologist to prepare an evaluation report on the prospects. We intend to conduct exploratory activities on the claim and if feasible, develop the prospects.

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

We have not earned any revenues to date.  Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report prepared Gregory Curnow, B. SC (Geology), M AusIMM, dated February 13, 2008.

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

[remainder of page intentionally left blank]

DDH6
DDH7
VERTICAL DEPTH (m)
CROSS SECTION A
Ironclad : DDH6
Depth of weathering
CROSS SECTION B
Ironclad : DDH7
RC49
RCH52
Depth of weathering
CROSS SECTION C
Golconda zone : RC49
CROSS SECTION D
Ironclad : RCH52
REFERENCE
ADG Dolerite/gabbro
Banded Iron Formation
Quartz
Mafic metavolcanics
chloritic schists
After Ratty and Scott 1983
CSR Limited
Shear
Fault with movement direction
Drive
Mined out area
Histogram
DRILL CROSS SECTIONS
THE ISLAND PROJECT

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

Since May 25, 2011, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB, under the ticker symbol “ODZA”.  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended April 30, 2012	$1.01	$0.35
Three Months Ended January 31, 2012	$0.00	$0.00
Three Months Ended October 31, 2011	$0.00	$0.00
Three Months Ended July 31, 2011	$0.17	$0.17

TRANSFER AGENT

Our transfer agent is Signature Stock Transfer of Plano, Texas.  Signature Stock Transfer’s address is 2220 Coit Road, Ste. 480, PMB 317, Plano, Texas 75075 and their telephone number is (972) 612-4120.

HOLDERS

As of April 27, 2012, the Company had 3,660,000 shares of our common stock issued and outstanding held by 10 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended January 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $78,554 in operating expenses from inception through January 31, 2012.  These expenses were comprised of $63,863 in professional fees, $10,101 in office and general costs and $4,590 in mining costs.  We incurred net losses of $45,121 and $25,375 for the years ended January 31, 2012 and 2011, respectively.  Our net loss since inception (July 16, 2009) through January 31, 2012 was $78,554.  The following table provides selected financial data about our company for the years ended January 31, 2012 and 2011.

Balance Sheet Data	January 31, 2012	January 31, 2011

Cash and Cash Equivalents	$12,981	$18,309
Total Assets	$12,982	$18,309
Total Liabilities	$60,035	$20,242
Shareholders’ Equity	$(47,054))	$(1,933)

GOING CONCERN

Odenza Corp. is an exploration stage company and currently has no operations.  Our independent auditor has issued an audit opinion for Odenza Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2012 was $12,981 with $60,035 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $35,000.  If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.  Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

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

We plan to commence Phase 1 of the exploration program on the claim in summer 2012. We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program.  Subject to the results of phase 1, we anticipate commencing with phase 2 in fall 2012.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

ODENZA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480
t E-MAIL changgpark@gmail.comt

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Odenza Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Odenza Corp. (An Exploration Stage “Company”) as of January 31, 2012 and 2011 and the related statement of operations, changes in shareholders’ equity and cash flows for the years then ended and the period from July 16, 2009 (inception) through January 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odenza Corp. as of January 31, 2012 and 2011, and the result of its operations and its cash flows for the years then ended and the period from July 16, 2009 (inception) through January 31, 2012 in conformity with U.S. generally accepted accounting principles.

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

/s/PLS CPA
_______________________
PLS CPA, A Professional Corp.

May 1, 2012
San Diego, CA. 92111

ODENZA CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	January 31, 2012 - $ -	January 31, 2011 - $ -

ASSETS
Current assets
Cash	12,981	18,309
Total assets	12,981	18,309

LIABILITIES

Current liabilities
Accounts payable	2,983	-
Due to related party	57,052	20,242
Total current liabilities	60,035	20,242
Total liabilities	60,035	20,242

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
3,660,000 common shares	3,660	3,660
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(78,554)	(33,433)
Total stockholders’ equity	(47,054)	(1,933)
Total liabilities and stockholders’ equity	12,981	18,309

The accompanying notes are an integral part of these financial statements

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ending January 31, 2012 - $ -	Period from July 16, 2009 (Inception) to January 31, 2011 - $ -	Period from July 16, 2009 (Inception) to January 31, 2012 - $ -

Office and general	5,366	4,125	10,101
Professional fees	39,756	21,250	63,863
Mining costs	-	-	4,590
Net loss	45,121	25,375	78,554
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000

The accompanying notes are an integral part of these financial statements

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM July 16, 2009 (INCEPTION) TO JANUARY 31, 2012

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number	-$-	-$-	-$-	-$-
Balance, July 16, 2009 (Inception)	-	-	-	-	-
Common stock issued for cash at $0.001 per share	2,500,000	2,500	-	-	2,500
Common stock issued for cash at $0.025 per share – July 16, 2009 to January 31, 2010	1,160,000	1,160	27,840	-	29,000
Net loss	-	-	-	(8,058)	(8,058)
Balance, January 31, 2010 (Audited)	3,660,000	3,660	27,840	(8,058)	23,442
Net loss	-	-	-	(25,375)	(25,375)
Balance, January 31, 2011 (Audited)	3,660,000	3,660	27,840	(33,433)	(1,933)
Net loss	-	-	-	(45,121)	(45,121)
Balance, January 31, 2012 (Audited)	3,660,000	3,660	27,840	(78,554)	(47,054)

The accompanying notes are an integral part of these financial statements

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ending January 31, 2012 - $ -	Year ending January 31, 2011 - $ -	Period from July 16, 2009 (Inception) to January 31, 2012 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(45,121)	(25,375)	(78,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accounts payable	2,983	(807)	2,983

NET CASH USED IN OPERATING ACTIVITIES	(42,138)	(26,182)	(75,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	36,810	13,207	57,052
Proceeds from sale of common stock	-	-	31,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,810	13,207	88,552

NET INCREASE (DECREASE) IN CASH	(5,328)	(12,975)	12,981
CASH, BEGINNING OF PERIOD	18,309	31,284	-
CASH, END OF PERIOD	12,981	18,309	12,981

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

ODENZA CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

1.
NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is January 31.  The Company is an exploration stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $78,554 at January 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

Financial instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments..  The Company operates in Australia and therefore is exposed to foreign exchange risk.  It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.
MINERAL PROPERTY

On September 25, 2009 the Company entered into an Option Agreement to acquire a 100% undivided legal, beneficial and register-able interest in Prospecting License P21/709 of approximately 140 hectares located in the Murchison Mineral field in Western Australia and known as the Island Project Lake Austin. The option period is for two years from effective date. The exercise price of the option is AU$ 50,000 (equivalent amounts of USD 4,422 as of January 31, 2010) cash. The Company negotiated a one year extension of the option at no charge expiring on September 25, 2012.

At January 31, 2012, accumulated costs totaled $4,590.  These costs were expensed in a prior year.

ODENZA CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

4.
RELATED PARTY TRANSACTIONS

During the period, the Company issued 2,500,000 common shares at $0.001 per share to the Company's President for cash proceeds of $2,500.

At January 31, 2012, the Company owed $57,052 to the president and the director of the Company for funds advanced.  This amount is unsecured, bears no interest and is payable on demand.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

5.
INCOME TAXES

As of January 31, 2012, the Company has estimated tax loss carry forwards for tax purpose of approximately $78,554, which expire by 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2012	2011
Loss before income tax	$45,121	$25,375
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	15,341	8,627
Change in valuation allowance	(15,341)	(8,627)

Income tax provision	$-	$-

Components of deferred tax asset:
Non-capital tax loss carry forwards	$26,708	$11,367
Less: valuation allowance	(26,708)	(11,367)

Net deferred tax asset	$-	$-

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

6.
SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements. Subsequent to the fiscal year ended January 31, 2012, the Company did not have any material recognizable subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2012.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of January 31, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of January 31, 2012.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended January 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of January 31, 2012 are as follows:

Name	Age	Positions and Offices

Mr. William O’Neill	50	President, Chief Executive Officer, Treasurer and Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended January 31, 2012, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended January 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended January 31, for the fiscal year ended as indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)

William O’Neill (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1) President and Chief Executive Officer, Secretary, Treasurer and Director.

 None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with its sole officer and director, William O’Neill.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of January 31, 2012:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

William O’Neill	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 31, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,660,000 shares of our common stock issued and outstanding as of January 31, 2012.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Percent of Class Owned

Common Stock:	Mr. William O’Neill, President, President, Chief Executive Officer, Treasurer and Director	2,500,000	68.3%

All executive officers and directors as a group (1 person)		2,500,000	68.3%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Odenza Corp., 126 Station Street, Newtown, NSW 2042, Australia.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended January 31, 2012 the total fees charged to the company for audit services, including quarterly reviews were $9,750, for audit-related services were $0 and for tax services and other services were $0 and $0, respectively.

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

ODENZA CORP.
(Name of Registrant)

Date: May 1, 2012	By:	/s/ William O’Neill
		Name:	William O’Neill
		Title:	President, Chief Executive Officer, Treasurer (and principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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