Form 10-Q
period 2012-04-30
Odenza Corp.
filed 2012-06-14
CIK 1489300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54301

ODENZA CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-548925
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

126 Station Street
Newtown, NSW 2042, Australia
(Address of principal executive offices, zip code)

+61 (422) 70-84-44
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes☒   No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes☐   No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 13, 2012, there were 3,660,000 shares of common stock, $0.001 par value per share, outstanding.

ODENZA CORP.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2012

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of April 30, 2012 (unaudited) and January 31, 2012.	5

		Statements of Operations for the three months ended April 30, 2012 and 2011, and the period from July 16, 2009 (Inception) to April 30, 2012 (unaudited).	6

		Statements of Cash Flows for the three months ended April 30, 2012 and 2011, and the period from July 16, 2009 (Inception) through April 30, 2012 (unaudited).	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4.	Controls and Procedures.	12

Part II.	Other Information

	Item 1.	Legal Proceedings.	13

	Item 1A.	Risk Factors.	13

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3.	Defaults Upon Senior Securities.	13

	Item 4.	Mine Safety Disclosures.	13

	Item 5.	Other Information.	13

	Item 6.	Exhibits.	14

Signatures			15

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

ODENZA CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2012

ODENZA CORP.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	April 30, 2012 (Unaudited) - $ -	January 31, 2012 (Audited) - $ -

ASSETS
Current
Cash	2,967	12,981
Total assets	2,967	12,981

LIABILITIES
Current
Accounts payable and accrued liabilities	60	2,983
Due to related party	63,223	57,052
Total liabilities	63,283	60,035

STOCKHOLDERS’ EQUITY
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,660,000 common shares (January 31, 2012 - 3,660,000)	3,660	3,660
Additional paid up capital	27,840	27,840
Deficit accumulated during the development stage	(91,816)	(78,554)
Total stockholders’ equity	(60,316)	(47,054)
Total liabilities and stockholders’ equity	2,967	12,981

– See Accompanying Notes –

ODENZA CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30, 2012 (Unaudited) - $ -	Three months ended April 30, 2011 (Unaudited) - $ -	Period from July 16, 2009 (Inception) to April 30, 2012 (Unaudited) - $ -

Expenses
Office and general	9,262	157	19,363
Professional fees	4,000	2,500	67,863
Mining costs	-	-	4,590
Net loss	13,262	2,657	91,816

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,660,000	3,660,000

– See Accompanying Notes –

ODENZA CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended April 30, 2012 (Unaudited) - $ -	Three months ended April 30, 2011 (Unaudited) - $ -	Period from July 16, 2009 (Inception) to April 30, 2012 (Unaudited) - $ -

Cash Flows From Operating Activities
Net loss	(13,262)	(2,657)	(91,816)

Net change in non-cash working capital balances:
Accounts payable and accruals	(2,923)	-	60
Net cash used in operations	(16,185)	(2,657)	(91,756)

Cash Flows From Financing Activities
Capital stock issued	-		31,500
Due to related party	6,171	-	63,223
Net cash provided by financing activities	6,171	-	94,723

Increase (Decrease) In Cash	(10,014)	(2,657)	2,967

Cash, beginning	12,981	18,309	-
Cash, ending	2,967	15,652	2,967

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

– See Accompanying Notes –

ODENZA CORP.
(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

APRIL 30, 2012
(Unaudited)

1.
BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended January 31, 2012, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending January 31, 2013.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $91,816 at April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed financial statements of Odenza Corp., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the January 31, 2012 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended January 31, 2012 (File No. 000-54301), as filed with the SEC on May 1, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to April 30, 2012, we raised a total of $31,500 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

Results of Operations

Three -Month Periods Ended April 30, 2012 and 2011

We recorded no revenues for the three months ended April 30, 2012 and 2011.   From the period of July 16, 2009 (inception) to April 30, 2012, we recorded no revenues.

Office and general expenses were $9,262, and professional fees were $4,000 for the three months ending April 30, 2012.  For the three months ending April 30, 2011, office and general expenses were $157, and professional fees were $2,500.

From the period of July 16, 2009 (inception) to April 30, 2012, we incurred operating expenses of $91,816.

Liquidity and Capital Resources

At April 30, 2012, we had a cash balance of $2,967.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2012.

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

ITEM 4.  Mine Safety Disclosures.

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

ODENZA CORP.
(Name of Registrant)

Date: June 14, 2012	By:	/s/ William J. O’Neill
Name: William J. O’Neill
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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