Form 10-K
period 2013-01-31
Odenza Corp.
filed 2013-04-26
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

Commission File No. 000-54301

ODENZA CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 45, 47 & 49, Jalan USJ 21/11,

47630 UEP Subang Jaya,

Selangor Darul Ehsan, Malaysia

(Address of principal executive offices, zip code)

(603)-8023 6868, (603)-8023 3993

(Registrant’s telephone number, including area code)

 126 Station Street

Newtown, NSW 2042, Australia

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes        .     No    X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes        .     No    X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X .     No        .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes        .     No     X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    X  .     No        .

The aggregate market value of the Registrant’s Common Stock, computed by reference to the most recent sales price for the Common Stock on July 31, 2012 ($0.35) was $1,281,000.

At January 31, 2013, the end of the Registrant’s most recently completed fiscal year, there were 3,660,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

ODENZA CORP.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K of Odenza Corp., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

All references in this Form 10-K to the  “Company”, “Odenza”, “we”, “us,” or “our” are to Odenza Corp.

PART I

ITEM 1.

BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

On July 16, 2009, the Company was incorporated under the laws of the State of Nevada. We were engaged in the business of acquisition, exploration and development of natural resource properties.

William O’Neill served as our Director, President and Chief Executive Officer, Secretary and Treasurer, from July 16, 2009, until February 4, 2013.

On February 4, 2013, Mr. O’Neill resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 4, 2013, (i) Mr. Tan Sri Barry Goh Ming Choon was appointed the Company’s President, Chief Executive Officer, Secretary and Chairman of the Board of Directors, (ii) Mr. C.K. Lee was appointed the Chief Financial Officer, Treasurer and a Director of the Company, (iii) and Messieurs Michael Teh Kok Lee, Dato’ John Looi Teh Sung, Dato’ Danny Goh Meng Keong, Law Boon Hee, Soo Kai Chee, and Gilbert Loke were appointed as Independent Directors of the Company.

We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share. In November 2010, we issued 2,500,000 shares of common stock to our former officer and director.  Mr. O’Neill purchase price was par value or a total of $2,500.  The cash received was used as working capital.

DESCRIPTION OF BUSINESS

Our principal offices are located at No.45, 47 & 49, Jalan USJ 21/11, 47630 UEP Subang Jaya, Selangor Darul Ehsan, Malaysia.

We are an exploration stage company engaged in the business of acquiring mineral exploration rights throughout Asia, exploring for commercially producible quantities of minerals, and exploiting any mineral deposits we discover that demonstrate economic feasibility. Since we are an exploration stage company, there is no assurance that commercially exploitable reserves of valuable minerals exist on any property that we now own or may own in the future. We will need to do further exploration before a final evaluation of the economic and legal feasibility of our future exploration is determined.

We are presently seeking to acquire mineral exploration rights. Such rights will likely be in the form of an option on patented or unpatented mineral claims prospective for precious metals or ore minerals in Asia. Upon acquiring such mineral exploration rights, we will require financing to explore the underlying claims to determine if they contain commercially producible quantities of precious metals or ore minerals. We will be unable to estimate the cost of such exploration until we know the size and location of the property underlying our mineral rights. We expect that such exploration costs will typically consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. There is no assurance that we will be able to locate a suitable exploration property, or that if we do, it will contain commercially producible quantities of minerals.

If we discover significant quantities of precious metals or mineral ores on any property underlying our mineral rights, we will begin technical and economic feasibility studies to determine if we have reserves. We will not be able to estimate the cost of such feasibility studies until we know the size and location of the property. We will only consider developing a property if we have proven reserves of precious metals or mineral ores that can be profitably extracted.

Any work that would be conducted on a property would be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The professional engineers and geologists we engage will evaluate the information derived from the exploration and excavation, and will advise us on the economic feasibility of removing the mineralized material.

We intend to seek out prospective mineral exploration properties by retaining the services of professional mining geologists. As of the date of this Annual Report, we have not selected a geologist. We are initially focusing our exploration efforts in the Asia.

Any mineral property to be considered for acquisition will require due diligence by our management. Due diligence would likely include financial due diligence review and purchase investigation costs such as professional fees charged by consulting geologists, preparation of geological reports on properties, title searches and travel costs associated with on-site inspections. During this period, we would also need to maintain our periodic filings with the appropriate regulatory authorities and would incur legal and accounting costs. In the event that our available capital is insufficient to acquire an additional mineral property and sustain minimum operations, we would need to secure additional funding.

The focus of our exploration activities will be gold and other precious metals. While it is possible that a mineral property we acquire may host a commercially viable ore deposit suitable for production, we plan to option or sell any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We expect that optioning or selling a deposit found by us to these major mining companies will yield available capital to fund operations, while avoiding the substantial cost and investment horizon involved in mineral property development.

The success of our mineral exploration will depend upon finding commercially producible quantities of minerals, which are mineral deposits that have been identified through appropriate spaced drilling or underground sampling as having sufficient tonnage and average grade of metals to profitably remove them.

There can be no assurance that we will be able to acquire a mineral property that has commercially producible quantities of any mineral, or that we will discover them if they exist. If we are unable to find reserves of valuable minerals, or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, we may be forced to sell or abandon our mineral interests or to cease our exploration activities altogether.

We do not presently own or have any rights to a mineral property. We have no reserves of any type of mineral.

GEOLOGICAL AND TECHNICAL CONSULTANTS

Since our management is inexperienced with exploration, we intend to retain qualified persons on a contract basis as needed to assist us with our exploration activities, including the survey, exploration, and excavation of any mineral property we may acquire. We do not presently have any verbal or written agreement regarding the retention of any such persons, and we do not intend to retain anyone until we have completed this annual report.

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

REGULATIONS

Mining operations and exploration activities are subject to various national, state/provincial, and local laws and regulations in Asia, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We intend to secure all necessary permits for exploration and, if development is warranted on a property, we will file final plans of operation before we start any mining operations.

Our activities are also subject to various federal and state/provincial laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. We intend to conduct business with a view to safeguarding public health and the environment and operating in compliance with applicable laws and regulations. We will generally be required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Changes to current state/provincial or federal laws and regulations in Asia could in the future require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

EMPLOYEES

We currently have no employees other than our directors. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

[remainder of page intentionally left blank]

ITEM 1A.

RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our current business address is No. 45, 47 & 49, Jalan USJ 21/11, 47630 UEP Subang Jaya, Selangor Darul Ehsan, Malaysia.  Our telephone number is (603)-8023 6868.

No rental expense was paid or payable for the office.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended April 30, 2012	$0.35	$0.35
Three Months Ended July 31, 2012	$0.35	$0.35
Three Months Ended October 31, 2012	$0.35	$0.35
Three Months Ended January 31, 2013	$0.35	$0.35

TRANSFER AGENT

Our transfer agent is Signature Stock Transfer of Plano, Texas.  Signature Stock Transfer’s address is 2220 Coit Road, Ste. 480, PMB 317, Plano, Texas 75075 and their telephone number is (972) 612-4120.

HOLDERS

As of April 26, 2013, the Company had 3,660,000 shares of our common stock issued and outstanding held by 65 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not sell any of our shares of common stock or other securities during the year ended January 31, 2013.

ITEM 6.

SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no operating revenues since inception and have incurred $105,019 in operating expenses from inception through January 31, 2013.  These expenses were comprised of $76,963 in professional fees, $23,466 in office and general costs and $4,590 in mining costs. We incurred net losses of $26,465 and $45,121 for the years ended January 31, 2013 and 2012, respectively.  Our net loss since inception (July 16, 2009) through January 31, 2012 was $41,503.  The following table provides selected financial data about our company for the years ended January 31, 2013 and 2012.

Balance Sheet Data	January 31, 2013	January 31, 2012

Cash and Cash Equivalents	$-	$12,981
Total Assets	$-	$12,981
Total Liabilities	$73,519	$60,035
Shareholders’ Equity	$(73,519)	$(47,054)

GOING CONCERN

Odenza Corp. is an exploration stage company and currently has no operations.  Our independent auditor has issued an audit opinion for Odenza Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2013 was $0 with $10,003 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $24,000.  If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.  Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.

FINANCIAL STATEMENTS

ODENZA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

WELD ASIA ASSOCIATES (AF2026) (a PCAOB Registered Firm) 13-8, The Boulevard Office, Mid Valley City, Lingkaran Syed Putra, 59200 Kuala Lumpur, Malaysia Tel: (603) 2284 5126 Fax: (603) 2284 7126

To the Board of Directors and Stockholders

Odenza Corp.

(An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Odenza Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Odenza Corp. (An Exploration Stage “Company”) as of January 31, 2013 and 2012 and the related statement of operations, changes in shareholders’ equity and cash flows for the years then ended January 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odenza Corp. as of January 31, 2013 and 2012, and the result of its operations and its cash flows for the years then ended January 31, 2013 and 2012 in conformity with U.S. generally accepted accounting principles.

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

/s/ WELD ASIA ASSOCIATES

_______________________
WELD ASIA ASSOCIATES

Date: April 26, 2013

Kuala Lumpur, Malaysia

ODENZA CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	January 31, 2013 - $ -	January 31, 2012 - $ -

ASSETS
Current assets
Cash	-	12,981
Total assets	-	12,981

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	10,003	2,983
Other payables	63,516	-
Due to related party	-	57,052
Total liabilities	73,519	60,035

STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001 Issued and outstanding: 3,660,000 common shares

	3,660	3,660
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(105,019)	(78,554)
Total stockholders’ equity(deficit)	(73,519)	(47,054)
Total liabilities and stockholders’ equity(deficit)	-	12,981

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ending January 31, 2013 - $ -	Year ending January 31, 2012 - $ -	Period from July 16, 2009 (Inception) to January 31,2013 - $ -

Office and general expenses	13,365	5,366	23,466
Professional fees	13,100	39,755	76,963
Mining costs	-	-	4,590
Net loss	26,465	45,121	105,019
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM July 16, 2009 (INCEPTION) TO JANUARY 31, 2013

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number	-$ -	-$ -	-$ -	-$ -
Balance, July 16, 2009 (Inception)	-	-	-	-	-
Common stock issued for cash at $0.001 per share	2,500,000	2,500	-	-	2,500
Common stock issued for cash at $0.025 per share – July 16, 2009 to January 31, 2010	1,160,000	1,160	27,840	-	29,000
Net loss	-	-	-	(8,058)	(8,058)
Balance, January 31, 2010	3,660,000	3,660	27,840	(8,058)	23,442
Net loss	-	-	-	(25,375)	(25,375)
Balance, January 31, 2011	3,660,000	3,660	27,840	(33,433)	(1,933)
Net loss	-	-	-	(45,121)	(45,121)
Balance, January 31, 2012	3,660,000	3,660	27,840	(78,554)	(47,054)
Net loss	-	-	-	(26,465)	(26,465)
Balance, January 31, 2013	3,660,000	3,660	27,840	(105,019)	(73,519)

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ending January 31, 2013 - $ -	Year ending January 31, 2012 - $ -	Period from July 16, 2009 (Inception) to January 31,2013 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(26,465)	(45,121)	(105,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accounts payable and accrued liabilities	7,020	2,983	10,003
Other payable	63,516	-	63,516
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	44,071	(42,138)	(31,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	(57,052)	36,810	-
Proceeds from sale of common stock	-	-	31,500
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(57,052)	36,810	31,500

NET (DECREASE)/INCREASE IN CASH	(12,981)	(5,328)	-
CASH, BEGINNING OF PERIOD	12,981	18,309	-
CASH, END OF PERIOD	-	12,981	-

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1.

NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is January 31.  The Company is an exploration stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $105,019 at January 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

Financial instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company operates in Malaysia and therefore is exposed to foreign exchange risk.  It is the management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

MINERAL PROPERTY

On September 25, 2009 the Company entered into an Option Agreement to acquire a 100% undivided legal, beneficial and register-able interest in Prospecting License P21/709 of approximately 140 hectares located in the Murchison Mineral field in Western Australia and known as the Island Project Lake Austin. The option period is for two years from effective date. The Company negotiated a one year extension of the option at no charge which was expired on September 25, 2012. The Company did not negotiate any extension of the option and consequently the option has expired and become ineffective.

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

4.

RELATED PARTY TRANSACTIONS

At January 31, 2013, the Company did not owe any amount to the president and the directors of the Company for funds advanced.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

5.

INCOME TAXES

As of January 31, 2013, the Company has estimated tax loss carry forwards for tax purpose of approximately $105,019, which expire by 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2013	2012
Loss before income tax	$26,465	$45,121
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	8,998	15,341
Change in valuation allowance	(8,998)	(15,341)

Income tax provision	$-	$-

Components of deferred tax asset:
Non-capital tax loss carry forwards	$35,706	$26,708
Less: valuation allowance	(35,706)	(26,708)

Net deferred tax asset	$-	$-

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

6.

SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements. Subsequent to the fiscal year ended January 31, 2013, the Company’s Board of Directors and shareholders changed on February 4, 2013.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of January 31, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Mr. Tan Sri Barry Goh Ming Choon, our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Mr. Tan Sri Barry Goh Ming Choon concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of January 31, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended January 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of the date of this annual report on April 29, 2013 are as follows:

Name	Age	Positions and Offices

Mr. Tan Sri Barry Goh Ming Choon	49	President, Chief Executive Officer, Secretary and Director
Mr. C.K. Lee	40	Chief Financial Officer, Treasurer and Director
Mr. Michael Teh Kok Lee	30	Director
Mr. Dato’ John Looi Teh Sung	48	Director
Mr. Dato’ Danny Goh Meng Keong	45	Director
Mr. Law Boon Hee	45	Director
Mr. Soo Kai Chee	49	Director
Mr. Gilbert Loke	58	Director

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

TAN SRI BARRY GOH MING CHOON , 49, is the President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company. Mr. Barry Goh is the founder of B&G Capital Resources Berhad (“BGCR”) which he started in 1994.  BGCR has served as the principal contractor to TNB, one of the largest government link companies in Malaysia. BGCR provides assistance as an independent contractor with power transmission, power distribution, architecture, and building construction.  In 1999, Mr. Barry Goh expanded BGCR to include advisory services for design and manufacturing of building components, civil engineering, and infrastructure.

In 2005 Mr. Barry Goh expanded his business into property development into 22 developer companies under the brand “MCT 1999”, which is recognized in both Malaysian and international markets. His current focus is on the domestic market.  Mr. Barry Goh also established Kingsley International Education Group to provide a holistic education and 5-star school facilities at an affordable price.

Mr. Barry Goh is the President of the Alumni Association of Tunku Abdul Rahman College where he graduated in 1991.

 C. K. LEE , 40, is the Chief Financial Officer, Tresurer and a Director of the Company.  Mr. Lee started his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia since 1995, and later joined K. Y. Ho & Co, Chartered Accountants in Malaysia, in 1997. In 2000, Mr. Lee founded Asia UBS Global Limited and spearheaded the accounting software business for UBS Software Malaysia in Hong Kong.  In 2008, Mr. Lee obtained his Hong Kong residentialship under the Hong Kong Quality Migrant Program.

As a qualified member of the ACCA and Malaysia Institute of Accountants, Mr. Lee earned his professional qualification from the Hong Kong Institute of Certified Public Accountants and extended his professional services covering accounting, tax, and corporate structuring planning with special focus on cross-border client matters, in addition to his accounting software businesses. In 2006, Mr. Lee started Greenpro Resources Corporation, an advisory of which he is the Chief Executive Officer.  In 2009, Mr. Lee established the Cross-Border Business Association (CBBA) – a Non-Government Organization established under Hong Kong Society Act - to provide information and professional advice in cross -border business for its investment members.

MICHAEL TEH KOK LEE, 30, is a Director of the Company.  Mr. Kok Lee obtained his LLB with honors from the University of West England.  Since graduating, Mr. Teh Kok Lee has served as the assistant to the Executive Chairman, as director of legal affairs, and as managing director of projects of B&G Capital Resources Bhd., a property developer in Asia formed by Mr. Barry Goh, the Company’s Chairman.

DATO’ JOHN LOOI TEH SUNG , 48, is a Director of the Company.  Mr. Looi Teh Sung obtained his law degree in 1989 from the National University of Singapore.  In 1990, he was admitted as an Advocate and Solicitor of the Supreme Court of Singapore where he began his legal practice with Chor Pee & Company.  Mr. Looi Teh Sung has been in legal practice for more than 22 years and has extensive experience in civil litigation, corporate, conveyance law, banking, and multinational and publicly-listed companies.

In 1992, he was admitted as an Advocate and Solicitor of the High Court of Malaysia. In 1994, he helped to set up the legal firm of Chor Pee Anwarul & Company in Johor Bahru, Malaysia.  He became a partner of the firm in 1995.  In 2000, he left the firm to join Low & Lee, his present firm.  He presently manages Low & Lee’s two offices in Johor Bahru and Selangor.

DATO’ DANNY GOH MENG KEONG , 45,   is a Director of the Company.  Mr. Goh Meng Keong graduated with a diploma in building technology from TAR College in Malaysia in 1992.  After graduating, he worked with Hazama Corporation Berhad in Malaysia as a contract executive.  Three years later, he ventured into civil construction as a design and build contractor, including providing architectural, structural, mechanical, and electrical services.  In 2005 he formed the MCT Group of Companies, a property developer.  He is a frequent speaker at property development seminars.

LAW BOON HEE , 45, is a Director of the Company.  Mr. Law Boon Hee obtained his Bachelor of Electrical Engineering degree with Honors from the University Teknology Malaysia in 1992.  After graduation, he started his career with OYL Industries Berhad in Malaysia where he started working in the special project division and eventually became the director of research and development of the company. He was also part of the team that started the ISO 9000 quality system to the certification and start-up ERP system (Enterprise Resourcing Planning).

In 2000 he joined a subsidiary of the B & G Group of Companies in Malaysia; BRAS Venture Berhad, as a Project Manager. He is now the Executive Director of the B & G Group of Companies.  He oversees an engineering company and seven other developer companies.

SOO KAI CHEE , 49,   is a Director of the Company.  Mr. Soo Kai Chee graduated with a professional qualification from the Chartered Institute of Management Accountancy in 1988 and thereafter began his career with an auditing firm in Ipoh, Malaysia.  In 2004, he joined the B&G Group of Companies as an Executive Director in charge of property development.

GILBERT LOKE , 58, is a Director of the Company.  Mr. Loke trained and qualified with Hacker Young, Chartered Accountants, one of the large accounting firms based in London, England between 1980 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory services covering IPO and DPO listings, as well as risk management and internal controls serving those small to medium-sized enterprises.  Since 2004 he has been a regular traveler between Hong Kong, China and Malaysia which has provided him with extensive exposure to Chinese businesses.  Mr. Loke obtained his M.B.A. degree from Bulacan State University in the Philippines and earned his professional accountancy qualifications from the ACCA, AIA and HKICPA. He also earned other professional qualifications from the HKICS, ICSA as Chartered Secretary, FPAM - Malaysia as Certified Financial Planner and ATIHK as Tax Adviser in Hong Kong.

Mr. Loke previously acted as an Independent Non-Executive Director of ZMay Holdings Limited, a public company listed on the Hong Kong Stock Exchange, and as Chief Financial Officer for Asia Properties Inc. and Sino Bioenergy Inc., both companies listed on the OTC Markets in USA. Currently, Mr. Loke is also the Chief Financial Officer for Greenpro Resources Corporation, a company provides green technology solutions for its clients.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

On February 4, 2013, Mr. O’Neill resigned from his position with the Company as Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of eight members, six of them qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All of these filing requirements were satisfied by the Company’s Officers, Directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.

EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended January 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our former Officers for all services rendered in all capacities to us as of the year ended January 31, for the fiscal year ended as indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

William O’Neill (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)

President, Chief Executive Officer, Secretary, Treasurer and Director.

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

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth directors’ compensation as of January 31, 2013 (2012: Nil):

Non-Equity
					Incentive	Nonqualified
			Stock	Option	Plan	Deferred	All Other
Name	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

William O’Neill	0	0	0	0	0	0	0	0

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,660,000 shares of our common stock issued and outstanding as of January 31, 2013.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	Class Owned

Common Stock:	Mr. Tan Sri Barry Goh Ming Choon, President, Chief Executive Officer, Secretary and Director No. 45, 47&49, Jalan USJ 21/11, UEP Subang Jaya, Selangor Darul Ehsan, Malaysia	2,527,230	69.05%
	Mr. C.K. Lee Chief Financial Officer, Treasurer and Director 9/F., Kam Chung Commercial Building, 19-21 Hennessy Road, Wanchai, Hong Kong	49,100	1.34%
	Mr. Dato’ Danny Goh Meng Keong Director No. 45, 47&49, Jalan USJ 21/11, UEP Subang Jaya, Selangor Darul Ehsan, Malaysia	208,620	5.70%
	Mr. Dato’ John Looi Teh Sung Director No. 45, 47&49, Jalan USJ 21/11, UEP Subang Jaya, Selangor Darul Ehsan, Malaysia	10,000	0.27%
	Mr. Gilbert Loke Director 9/F., Kam Chung Commercial Building, 19-21 Hennessy Road, Wanchai, Hong Kong	19,100	0.52%
	Mr. Soo Kai Chee Director No. 45, 47&49, Jalan USJ 21/11, UEP Subang Jaya, Selangor Darul Ehsan, Malaysia	64,400	1.76%
	Mr. Michael Teh Kok Lee Director No. 45, 47&49, Jalan USJ 21/11, UEP Subang Jaya, Selangor Darul Ehsan, Malaysia	343,160	9.38%
	Mr. Law Boon Hee Director No, 45, 47&49, Jalan USJ 21/11, UEP Subang Jaya, Selangor Darul Ehsan, Malaysia	65,000	1.78%
All executive officers and directors as a group (8 persons)		3,286,610	89.80%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended January 31, 2013 the total fees charged to the company for audit services, including quarterly reviews were $9,100 (2012: $9,750), for audit-related services were $0 (2012: $0) and for tax services and other services were $0 (2012: $0) and $0 (2012: $0), respectively.

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

ODENZA CORP.
(Name of Registrant)

Date: April 26, 2013	By:	/s/ TAN SRI BARRY GOH MING CHOON
		Name:	TAN SRI BARRY GOH MING CHOON
		Title:	Chief Executive Officer, President and Chairman

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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