Form 10-K
period 2015-01-31
Odenza Corp.
filed 2015-04-27
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

                                                                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ☒       No    ☐

The aggregate market value of the Registrant’s Common Stock, computed by reference to the most recent sales price for the Common Stock on April 09, 2012 ($0.35) was $1,281,000.

At January 31, 2015, the end of the Registrant’s most recently completed fiscal year, there were 3,660,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

ODENZA CORP.

TABLE OF CONTENTS

Part III

Part IV

Item 15.	Exhibits and Financial Statement Schedules	20
	Signature	21

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

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements,which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

4

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

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended April 30, 2014	$1.50	$0.35
Three Months Ended July 31, 2014	$1.50	$0.35
Three Months Ended October 31, 2014	$1.50	$0.35
Three Months Ended January 31, 2015	$1.50	$0.35

TRANSFER AGENT

Our transfer agent is V Stock Transfer, LLC of Woodmere, New York. VStock Transfer’s address is 18 Lafayette Place, Woodmere, NY 11598 and their telephone number is (212) 828-8436.

HOLDERS

As of April 20, 2015, the Company had 3,660,000 shares of our common stock issued and outstanding held by 65 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not sell any of our shares of common stock or other securities during the year ended January 31, 2015.

ITEM 6.         SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

RESULTS OF OPERATIONS

We have generated no operating revenues since inception and have incurred $144,026 in operating expenses from inception through January 31, 2015. These expenses were comprised of $97,563 in professional fees, $41,873 in office and general costs and $4,590 in mining costs. We incurred net losses of $15,338 and $23,669 for the years ended January 31, 2015 and 2014, respectively. Our net loss since inception (July 16, 2009) through January 31, 2014 was $128,688. The following table provides selected financial data about our company for the years ended January 31, 2015 and 2014.

Balance Sheet Data	January 31,	January 31,
	2015	2014

Cash and Cash Equivalents	$-	$-
Total Assets	$-	$-
Total Liabilities	$112,526	$97,188
Shareholders’ Equity	$(112,526)	$(97,188)

GOING CONCERN

Odenza Corp. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Odenza Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2015 was $0 with $6,899 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $24,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

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

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Odenza Corp. (An Exploration Stage “Company”) as of January 31, 2015 and 2014 and the related statement of operations, changes in shareholders’ equity and cash flows for the years then ended January 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odenza Corp. as of January 31, 2015 and 2014, and the result of its operations and its cash flows for the years then ended January 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

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

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: April 20, 2015

Kuala Lumpur, Malaysia

ODENZA CORP. (An Exploration Stage Company)
BALANCE SHEETS
	January 31, 2015 - $ -	January 31, 2014 - $ -
ASSETS Current assets
Cash	-	-
Total assets	-	-

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	6,899	12,956
Other payables	-	-
Due to related party	105,627	84,232
Total liabilities	112,526	97,188

STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001 Issued and outstanding: 3,660,000 common shares	3,660	3,660
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(144,026)	(128,688)
Total stockholders’ equity(deficit)	(112,526)	(97,188)
Total liabilities and stockholders'equity(deficit)	-	-

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ending January 31, 2015 - $ -	Year ending January 31, 2014 - $ -	Period from July 16, 2009 (Inception) to January 31, 2015 - $ -

Office and general expenses	5,338	13,069	41,873
Professional fees	10,000	10,600	97,563
Mining costs	-	-	4,590
Net loss	15,338	23,669	144,026
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000

The accompanying notes are an integral part of these financial statements

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM July 16, 2009 (INCEPTION) TO JANUARY 31, 2015

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number	-$-		-$-	-$-	-$-
Balance, July 16, 2009 (Inception)	-	-		-	-	-
Common stock issued for cash at $0.001 per share	2,500,000	2,500		-	-	2,500
Common stock issued for cash at $0.025 per share – July 16, 2009 to January 31, 2010	1,160,000	1,160		27,840	-	29,000
Net loss	-	-		-	(8,058)	(8,058)
Balance, January 31, 2010	3,660,000	3,660		27,840	(8,058)	23,442
Net loss	-	-		-	(25,375)	(25,375)
Balance, January 31, 2011	3,660,000	3,660		27,840	(33,433)	(1,933)
Net loss	-	-		-	(45,121)	(45,121)
Balance, January 31, 2012	3,660,000	3,660		27,840	(78,554)	(47,054)
Net loss	-	-		-	(26,465)	(26,465)
Balance, January 31, 2013	3,660,000	3,660		27,840	(105,019)	(73,519)
Net loss	-		-	-	(23,669)	(23,669)
Balance, January 31, 2014	3,660,000	3,660		27,840	(128,688)	(97,188)
Net loss	-	-		-	(15,338)	(15,338)
Balance, January 31, 2015	3,660,000	3,660		27,840	(144,026)	(112,526)

The accompanying notes are an integral part of these financial statements

ODENZA CORP. (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year ending January 31, 2015 - $ -	Year ending January 31, 2014 -$-	Period from July 16, 2009 (Inception) to January 31, 2015 -$-
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(15,338)	(23,669)	(105,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accounts payable and accrued liabilities	(6,057)	2,953	10,003
Other payable	-	(63,516)	63,516
NET CASH USED IN OPERATING ACTIVITIES	(6,057)	(84,232)	(31,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	21,395	84,232	-
Proceeds from sale of common stock	-	-	31,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,395	84,232	-

NET (DECREASE)/INCREASE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	-	-	-

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Table of Contents

ODENZA CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is January 31. The Company is an exploration stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $144,026 at January 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

4. DUE TO RELATED PARTY

As of January 31, 2015, the Company owed $ 105,627 to the President, Chief Executive Officer, Secretary and Director of the Company for funds advanced. This amount is unsecured, bears no interest and is payable on demand.

5. INCOME TAXES

As of January 31, 2015, the Company has estimated tax loss carry forwards for tax purpose of approximately $144,026, which expire by 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2015	2014
Loss before income tax	$15,338	$23,669
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	5,215	8,047
Change in valuation allowance	(5,215)	(8,047)

Income tax provision	$-	$-
Components of deferred tax asset:
Non-capital tax loss carry forwards	$48,968	$43,753
Less: valuation allowance	(48,968)	(43,753)

Net deferred tax asset	$-	$-

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2015.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of January 31, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of January 31, 2015.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended January 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of the date of this annual report on April 16, 2015 are as follows:

Name	Age	Positions and Offices

Mr. Tan Sri Barry Goh Ming Choon	51	President, Chief Executive Officer, Secretary and Director
Mr. C.K. Lee	42	Chief Financial Officer, Treasurer and Director
Mr. Michael Teh Kok Lee	32	Director
Mr. Dato’ John Looi Teh Sung	50	Director
Mr. Dato’ Danny Goh Meng Keong	47	Director
Mr. Law Boon Hee	47	Director
Mr. Soo Kai Chee	51	Director
Mr. Gilbert Loke	60	Director

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

TAN SRI BARRY GOH MING CHOON , 51, is the President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company. Mr. Barry Goh is the founder of B&G Capital Resources Berhad (“BGCR”) which he started in 1994. BGCR has served as the principal contractor to TNB, one of the largest government link companies in Malaysia. BGCR provides assistance as an independent contractor with power transmission, power distribution, architecture, and building construction. In 1999, Mr. Barry Goh expanded BGCR to include advisory services for design and manufacturing of building components, civil engineering, and infrastructure.

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

Mr. Barry Goh is the President of the Alumni Association of Tunku Abdul Rahman College where he graduated in 1991.

C. K. LEE , 42, is the Chief Financial Officer, Tresurer and a Director of the Company. Mr. Lee started his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia since 1995, and later joined K. Y. Ho & Co, Chartered Accountants in Malaysia, in 1997. In 2000, Mr. Lee founded Asia UBS Global Limited and spearheaded the accounting software business for  UBS Software Malaysia in Hong Kong. In 2008, Mr. Lee obtained his Hong Kong residentialship under the Hong Kong Quality Migrant Program.

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

MICHAEL TEH KOK LEE, 32, is a Director of the Company. Mr. Kok Lee obtained his LLB with honors from the University of West England. Since graduating, Mr. Teh Kok Lee has served as the assistant to the Executive Chairman, as director of legal affairs, and as managing director of projects of B&G Capital Resources Bhd., a property developer in Asia formed by Mr. Barry Goh, the Company’s Chairman.

DATO’ JOHN LOOI TEH SUNG , 50, is a Director of the Company. Mr. Looi Teh Sung obtained his law degree in 1989 from the National University of Singapore. In 1990, he was admitted as an Advocate and Solicitor of the Supreme Court of Singapore where he began his legal practice with Chor Pee & Company. Mr. Looi Teh Sung has been in legal practice for more than 22 years and has extensive experience in civil litigation, corporate, conveyance law, banking, and multinational and publicly-listed companies.

In 1992, he was admitted as an Advocate and Solicitor of the High Court of Malaysia. In 1994, he helped to set up the legal firm of Chor Pee Anwarul & Company in Johor Bahru, Malaysia. He became a partner of the firm in 1995. In 2000, he left the firm to join Low & Lee, his present firm. He presently manages Low & Lee’s two offices in Johor Bahru and Selangor.

DATO’ DANNY GOH MENG KEONG , 47, is a Director of the Company. Mr . Goh Meng Keong graduated with a diploma in building technology from TAR College in Malaysia in 1992. After graduating, he worked with Hazama Corporation Berhad in Malaysia as a contract executive. Three years later, he ventured into civil construction as a design and build contractor, including providing architectural, structural, mechanical, and electrical services. In 2005 he formed the MCT Group of Companies, a property developer. He is a frequent speaker at property development seminars.

LAW BOON HEE , 47, is a Director of the Company. Mr. Law Boon Hee obtained his Bachelor of Electrical Engineering degree with Honors from the University Teknology Malaysia in 1992. After graduation, he started his career with OYL Industries Berhad in Malaysia where he started working in the special project division and eventually became the director of research and development of the company. He was also part of the team that started the ISO 9000 quality system to the certification and start-up ERP system (Enterprise Resourcing Planning).

In 2000 he joined a subsidiary of the B & G Group of Companies in Malaysia; BRAS Venture Berhad, as a Project Manager. He is now the Executive Director of the B & G Group of Companies. He oversees an engineering company and seven other developer companies.

SOO KAI CHEE , 51, is a Director of the Company. Mr. Soo Kai Chee graduated with a professional qualification from the Chartered Institute of Management Accountancy in 1988 and thereafter began his career with an auditing firm in Ipoh, Malaysia. In 2004, he joined the B&G Group of Companies as an Executive Director in charge of property development.

GILBERT LOKE , 60, is a Director of the Company. Mr. Loke trained and qualified with Hacker Young, Chartered Accountants, one of the large accounting firms based in London, England between 1980 and 1988. His extensive experience in auditing, accounting, taxation, SOX compliance and corporate listing has prompted him to specialize in corporate advisory services covering IPO and DPO listings, as well as risk management and internal controls serving those small to medium-sized enterprises. Since 2004 he has been a regular traveler between Hong Kong, China and Malaysia which has provided him with extensive exposure to Chinese businesses. Mr. Loke obtained his M.B.A. degree from Bulacan State University in the Philippines and earned his professional accountancy qualifications from the ACCA, AIA and HKICPA. He also earned other professional qualifications from the HKICS, ICSA as Chartered Secretary, FPAM - Malaysia as Certified Financial Planner and ATIHK as Tax Adviser in Hong Kong.

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

ITEM 11.         EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended January 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our former Officers for all services rendered in all capacities to us as of the year ended January 31, for the fiscal year ended as indicated.

					Non-Equity Incentive	Nonqualified
Name and			Stock	Option	Plan	Deferred	All Other
Principal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position Year	($)	($)	($)	($)	($)	($)	($)	($)
Mr. Tan Sri Barry Goh Ming Choon (1) 2015	0	0	0	0	0	0	0	0
Mr. C.K. Lee (2) 2015	0	0	0	0	0	0	0	0
Mr. Michael Teh Kok Lee 2015	0	0	0	0	0	0	0	0
Mr. Dato’ John Looi Teh Sung 2015	0	0	0	0	0	0	0	0
Mr. Dato’ Danny Goh Meng Keong 2015	0	0	0	0	0	0	0	0
Mr. Law Boon Hee 2015	0	0	0	0	0	0	0	0
Mr. Soo Kai Chee 2015	0	0	0	0	0	0	0	0
Mr. Gilbert Loke 2015	0	0	0	0	0	0	0	0

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

The following table sets forth directors’ compensation as of January 31, 2015 (2014: Nil):

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 31, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,660,000 shares of our common stock issued and outstanding as of January 31, 2015. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	Class Owned
Common Stock:	Mr. Tan Sri Barry Goh Ming Choon, President, Chief Executive Officer, Secretary and Director C-07-01, Block C, Level 7 Sky Park @ One City, Jalan USJ 25/1A, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia	2,527,230	69.05%
	Mr. C.K. Lee
	Chief Financial Officer, Treasurer and Director
	B-7-5, Northpoint Office, Mid Valley City,
	No.1 Medan Syed Putra Utara, 59200 Kuala Lumpur,
	Malaysia	35,000	0.96%
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
	Mr. Law Boon Hee
	Director
	C-07-01, Block C, Level 7 Sky Park @ One City,
	Jalan USJ 25/1A, 47650 Subang Jaya,
	Selangor Darul Ehsan, Malaysia	65,000	1.78%
All executive officers and directors
as a group (7 persons)		3,253,410	88.89%

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended January 31, 2015 the total fees charged to the company for audit services, including quarterly reviews were $10,000 (2014: $10,600), for audit-related services were $0 (2014: $0) and for tax services and other services were $0 (2014: $0) and $0 (2014: $0), respectively.

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

ODENZA CORP.

(Name of Registrant)

Date: April 20, 2015	By: /s/ TAN SRI BARRY GOH MING CHOON Name: TAN SRI BARRY GOH MING CHOON Title: Chief Executive Officer, President and Chairman

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

