Form 10-Q/A
period 2015-10-31
Odenza Corp.
filed 2015-12-14
CIK 1489300

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Odenza Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, filed with the Securities and Exchange Commission on December 11, 2015 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

ODENZA CORP.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2015

INDEX

Index	Page

Part I. Financial Information

Item 1. Financial Statements	5

Balance Sheets as of October 31, 2015 (unaudited) and January 31, 2015 (audited).	6

Statements of Operations for the three and nine months ended October 31, 2015 and 2014, and the period from July 16, 2009 (Inception) to October 31, 2015 (unaudited).	7

Statements of Cash Flows for the nine months ended October 31, 2015 and 2014, and the period from July 16, 2009 (Inception) through October 31, 2015 (unaudited).	8

Notes to Financial Statements (unaudited).	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4. Controls and Procedures.	12
Part II. Other Information
Item 1. Legal Proceedings.	13

Item 1A. Risk Factors.	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3. Defaults Upon Senior Securities.	13

Item 4. Mine Safety Disclosures.	13

Item 5. Other Information.	13

Item 6. Exhibits.	14

Signatures	14

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

4

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

