Form 10-K
period 2016-01-31
Odenza Corp.
filed 2016-04-25
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

At January 31, 2016, the end of the Registrant’s most recently completed fiscal year, there were 3,660,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

ODENZA CORP.

TABLE OF CONTENTS

Part III

Part IV

Item 15.	Exhibits and Financial Statement Schedules	20
	Signatures	21

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

On February 4, 2013, (i) Tan Sri Barry Goh Ming Choon was appointed the Company’s President, Chief Executive Officer, Secretary and Chairman of the Board of Directors, (ii) Mr. C.K. Lee was appointed the Chief Financial Officer, Treasurer and a Director of the Company, (iii) and Messieurs Michael Teh Kok Lee, Dato’ John Looi Teh Sung, Dato’ Danny Goh Meng Keong, Law Boon Hee, Soo Kai Chee, and Gilbert Loke were appointed as Independent Directors of the Company.

On May 28, 2015, (i) Tan Sri Barry Goh Ming Choon resigned from the positions with the Company, including that of President, Chief Executive Officer, Secretary and Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, (ii) and Messieurs Michael Teh Kok Lee, Dato’ John Looi Teh Sung, Dato’ Danny Goh Meng Keong, Law Boon Hee, Soo Kai Chee, and Gilbert Loke resigned from the position of director with the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On May 28, 2015, (i) Dato’ Lim Kah Chuan was appointed as the Company’s President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company (the “Board”). As of same day, Tan Sri Barry Goh Ming Choon was appointed as the Company’s Chief Operating Officer and will continue to serve the Company in his capacity as Chief Operating Officer.

We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share. In November 2010, we issued 2,500,000 shares of common stock to our former officer and director. Mr. O’Neill purchase price was par value or a total of $2,500. The cash received was used as working capital.

DESCRIPTION OF BUSINESS

Our principal offices are located at Lot 10, Jalan Waja 16, Kawasan Perusahaan, 42500 Telok Panglima Garang, Selangor, Malaysia.

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

ITEM 1B         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

Our current business address is  Lot 10, Jalan Waja 16, Kawasan Perusahaan, 42500 Telok Panglima Garang, Selangor, Malaysia. Our telephone number is (603) - 3122 2526.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended April 30, 2015	$1.50	$0.35
Three Months Ended July 31, 2015	$1.50	$0.35
Three Months Ended October 31, 2015	$1.50	$0.35
Three Months Ended January 31, 2016	$1.50	$0.35

TRANSFER AGENT

Our transfer agent is V Stock Transfer, LLC of Woodmere, New York. VStock Transfer’s address is 18 Lafayette Place, Woodmere, NY 11598 and their telephone number is (212) 828-8436.

HOLDERS

As of April 15, 2016, the Company had 3,660,000 shares of our common stock issued and outstanding held by 65 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not sell any of our shares of common stock or other securities during the year ended January 31, 2016.

ITEM 6.         SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no operating revenues since inception and have incurred $160,164 in operating expenses from inception through January 31, 2016. These expenses were comprised of $107,563 in professional fees, $48,011 in office and general costs and $4,590 in mining costs. We incurred net losses of $16,138 and $15,338 for the years ended January 31, 2016 and 2015, respectively. Our net loss since inception (July 16, 2009) through January 31, 2016 was $160,164. The following table provides selected financial data about our company for the years ended January 31, 2016 and 2015.

	January 31,	January 31,
Balance Sheet Data	2016	2015

Cash and Cash Equivalents	$-	$-
Total Assets	$-	$-
Total Liabilities	$128,664	$112,526
Shareholders’ Equity	$(128,664)	$(112,526)

GOING CONCERN

Odenza Corp. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Odenza Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2016 was $0 with $13,541 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $24,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

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

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Odenza Corp. (An Exploration Stage “Company”) as of January 31, 2016 and 2015 and the related statement of operations, changes in shareholders’ equity and cash flows for the years then ended January 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odenza Corp. as of January 31, 2016 and 2015, and the result of its operations and its cash flows for the years then ended January 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

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

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: April 15, 2016

Kuala Lumpur, Malaysia

ODENZA CORP. (An Exploration Stage Company)
BALANCE SHEETS
	January 31, 2016 - $ -	January 31, 2015 - $ -
ASSETS Current assets
Cash	-	-
Total assets	-	-

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	13,541	6,899
Other payables	-	-
Due to related party	115,123	105,627
Total liabilities	128,664	112,526

STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001 Issued and outstanding: 3,660,000 common shares	3,660	3,660
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(160,164)	(144,026)
Total stockholders’ equity(deficit)	(128,664)	(112,526)
Total liabilities and stockholders' equity(deficit)	-	-

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ending January 31, 2016 - $ -	Year ending January 31, 2015 - $ -	Period from July 16, 2009 (Inception) to January 31, 2016 - $ -

Office and general expenses	6,138	5,338	48,011
Professional fees	10,000	10,000	107,563
Mining costs	-	-	4,590
Net loss	16,138	15,338	160,164
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000

The accompanying notes are an integral part of these financial statements

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 16, 2009 (INCEPTION) TO JANUARY 31, 2016

	Common Stock			Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number	-$-		-$-	-$-	-$-
Balance, July 16, 2009 (Inception)	-	-		-	-	-
Common stock issued for cash at $0.001 per share	2,500,000	2,500		-	-	2,500
Common stock issued for cash at $0.025 per share – July 16, 2009 to January 31, 2010	1,160,000	1,160		27,840	-	29,000
Net loss	-	-		-	(8,058)	(8,058)
Balance, January 31, 2010	3,660,000	3,660		27,840	(8,058)	23,442
Net loss	-	-		-	(25,375)	(25,375)
Balance, January 31, 2011	3,660,000	3,660		27,840	(33,433)	(1,933)
Net loss	-	-		-	(45,121)	(45,121)
Balance, January 31, 2012	3,660,000	3,660		27,840	(78,554)	(47,054)
Net loss	-	-		-	(26,465)	(26,465)
Balance, January 31, 2013	3,660,000	3,660		27,840	(105,019)	(73,519)
Net loss	-		-	-	(23,669)	(23,669)
Balance, January 31, 2014	3,660,000	3,660		27,840	(128,688)	(97,188)
Net loss	-	-		-	(15,338)	(15,338)
Balance, January 31, 2015	3,660,000	3,660		27,840	(144,026)	(112,526)
Net loss	-	-		-	(16,138)	(16,138)
Balance, January 31, 2016	3,660,000	3,660		27,840	(160,164)	(128,664)

The accompanying notes are an integral part of these financial statements

ODENZA CORP. (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year ending January 31, 2016 - $ -	Year ending January 31, 2015 -$-	Period from July 16, 2009 (Inception) to January 31, 2016 -$-
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(16,138)	(15,338)	(160,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accounts payable and accrued liabilities	6,642	(6,057)	13,541
Other payable	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(9,496)	(21,395)	(146,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	9,496	21,395	115,123
Proceeds from sale of common stock	-	-	31,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,496	21,395	146,623

NET (DECREASE)/INCREASE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	-	-	-

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

ODENZA CORP.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

1.            NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is January 31. The Company is an exploration stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $160,164 at January 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

4.           DUE TO RELATED PARTY

As of January 31, 2016, the Company owed $ 9,496 to the President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company for funds advanced. As of same day, the Company also owed $ 105,627 to the Chief Operating Officer of the Company. The amounts are unsecured, bear no interest and are payable on demand.

5.              INCOME TAXES

As of January 31, 2016, the Company has estimated tax loss carry forwards for tax purpose of approximately $160,164, which expire by 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2016	2015
Loss before income tax	$16,138	$15,338
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	5,487	5,215
Change in valuation allowance	(5,487)	(5,215)

Income tax provision	$-	$-
Components of deferred tax asset:
Non-capital tax loss carry forwards	$54,455	$48,968
Less: valuation allowance	(54,455)	(48,968)

Net deferred tax asset	$-	$-

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2016.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of January 31, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on that evaluation, completed only by Dato’ Lim Kah Chuan, our President, Chief Executive Officer and Chairman, who also serves as our principal executive officer, Dato’ Lim Kah Chuan concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of January 31, 2016.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended January 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of the date of this annual report on April 15, 2016 are as follows:

Name	Age	Positions and Offices

Dato’ Lim Kah Chuan	53	President, Chief Executive Officer, Secretary and Director
Mr. C.K. Lee	43	Chief Financial Officer, Treasurer and Director

The executive officers and directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

DATO’ LIM KAH CHUAN, 53, is appointed as President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company. Mr. Lim has more than 20 years of experience in international trade, setting up of new businesses and risk management.

Mr. Lim has been serving as the managing director of Megatrax Plastic Industries Sdn.Bhd. (“MPI”) since 2001. MPI started in 1995 and is in the business of trading, recycling and reprocessing of scrap-plastic. It started its intra-asia import & export business and the Company sourcing & marketing are presently covered over 40 countries, including but not limited to, United States, United Kingdom, Thailand, Indonesia, Singapore and Australia.. With profession and experience of Mr Lim, the Company is specialized in Factory Cleaning, Reprocessing and Recycling of plastic waste in the Asia region.

In 1997, Mr. Lim found Cens Consolidated Group Sdn. Bhd. a company incorporated in Malaysia as Investment Company in properties and shares securities. Mr Lim is a major shareholder and also the managing director of Cens Consolidated Group Sdn Bhd.

Mr. Lim is also the founder and director of Wah Cens Plastic Industries Sdn.Bhd. (“WCP”) which he started in 2004. WCP is a Malaysian base recycle company that deals in all kinds of scrap materials, WCP provides ABS Scrap, Commingle PP and PET Straps, EPP Bales, EPS Blocks, EVA with PVDC Bales and related aspects services to the customers.

In early of 2003 till 2007, Mr. Lim was appointed as the executive director of LEN CHEONG HOLDING BERHAD, a public listed company in Malaysia. Len Cheong Holding Berhad is in business of manufacturing, trading, distributing, and exporting of rubberwood furniture in Malaysia. Its products include bedroom, living room, and dining room furniture.

Mr. Lim has been the Vice President of The Federation of Chinese Associations Malaysia since 2012.

C. K. LEE, 43, is the Chief Financial Officer, Treasurer and a Director of the Company. Mr. Lee started his professional career with Siva Tan & Co., a Chartered Accountant firm in Malaysia since 1995, and later joined K. Y. Ho & Co, Chartered Accountants in Malaysia, in 1997. In 2000, Mr. Lee founded Asia UBS Global Limited and spearheaded the accounting software business for UBS Software Malaysia in Hong Kong. In 2008, Mr. Lee obtained his Hong Kong residential ship under the Hong Kong Quality Migrant Program.

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

ITEM 11.         EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended January 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our former Officers for all services rendered in all capacities to us as of the year ended January 31, for the fiscal year ended as indicated.

					Non-Equity Incentive	Non-qualified
Name and			Stock	Option	Plan	Deferred	All Other
Principal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
PositionYear	($)	($)	($)	($)	($)	($)	($)	($)
Dato’ Lim Kah Chuan (1) 2016	0	0	0	0	0	0	0	0
Mr. C.K. Lee (2) 2016	0	0	0	0	0	0	0	0
Tan Sri Barry Goh Ming Choon (1) 2015	0	0	0	0	0	0	0	0
Mr. C.K. Lee (2) 2015	0	0	0	0	0	0	0	0
Mr. Michael Teh Kok Lee 2015	0	0	0	0	0	0	0	0
Mr. Dato’ John Looi Teh Sung 2015	0	0	0	0	0	0	0	0
Mr. Dato’ Danny Goh Meng Keong 2015	0	0	0	0	0	0	0	0
Mr. Law Boon Hee 2015	0	0	0	0	0	0	0	0
Mr. Soo Kai Chee 2015	0	0	0	0	0	0	0	0
Mr. Gilbert Loke 2015	0	0	0	0	0	0	0	0

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

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth directors’ compensation as of January 31, 2016 (2015: Nil):

					Non-Equity Incentive	Nonqualified
			Stock	Option	Plan	Deferred	All Other
	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)

Dato’ Lim Kah Chuan	0	0	0	0	0	0	0	0
Mr. C.K. Lee	0	0	0	0	0	0	0	0

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 31, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,660,000 shares of our common stock issued and outstanding as of January 31, 2016. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	Class Owned

Common Stock:	Mr. C.K. Lee
	Chief Financial Officer, Treasurer and Director
	B-7-5, Northpoint Office, Mid Valley City,
	No.1 Medan Syed Putra Utara, 59200 Kuala Lumpur,
	Malaysia	35,000	0.96%
All executive officers and directors
as a group (1 person)		35,000	0.96%

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended January 31, 2016 the total fees charged to the company for audit services, including quarterly reviews were $10,000 (2015: $10,000), for audit-related services were $0 (2015: $0) and for tax services and other services were $0 (2015: $0) and $0 (2015: $0), respectively.

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

ODENZA CORP.

(Name of Registrant)

Date: April 15, 2016	By: /s/ DATO’ LIM KAH CHUAN Name: DATO’ LIM KAH CHUAN Title: Chief Executive Officer, President and Chairman

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

