Form 10-Q
period 2016-04-30
Odenza Corp.
filed 2016-06-13
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of June 13, 2016, there were 3,660,000 shares of common stock, $0.001 par value per share, outstanding.

ODENZA CORP.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2016

INDEX

Index	Page

Part I. Financial Information

Item 1. Financial Statements	4

Balance Sheets as of April 30, 2016 (unaudited) and January 31, 2016 (audited).	5

Statements of Operations for the three months ended April 30, 2016 and 2015, and the period from July 16, 2009 (Inception) to April 30, 2016 (unaudited).	6

Statements of Cash Flows for the three months ended April 30, 2016 and 2015, and the period from July 16, 2009 (Inception) through April 30, 2016 (unaudited).	7

Notes to Financial Statements (unaudited).	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4. Controls and Procedures.	11
Part II. Other Information	12
Item 1. Legal Proceedings.	12

Item 1A. Risk Factors.	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3. Defaults Upon Senior Securities.	12

Item 4. Mine Safety Disclosures.	12

Item 5. Other Information.	12

Item 6. Term of Office	13

Item 7. Exhibits.	13

Signatures	13

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

3

Part I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS.

ODENZA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2016

ODENZA CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	April 30, 2016 (Unaudited) - $ -	January 31, 2016 (Audited) - $ -

ASSETS
Total assets	-	-

LIABILITIES
Current
Accounts payable and accrued liabilities	18,971	13,541
Due to related party	115,123	115,123
Total liabilities	134,094	128,664

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,660,000 common shares	3,660	3,660
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(165,594)	(160,164)
Total stockholders’ equity (deficit)	(134,094)	(128,664)
Total liabilities and stockholders’ equity (deficit)	-	-

– See Accompanying Notes –

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April, 30, 2016 (Unaudited) - $ -	Three months ended April, 30, 2015 (Unaudited) - $ -	Period from July 16, 2009 (Inception) to April, 30, 2016 (Unaudited) - $ -
Office and general	3,930	1,247	51,941
Professional fees	1,500	1,500	109,063
Mining costs	-	-	4,590
Net loss	5,430	2,747	165,594

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of	3,660,000	3,660,000
common shares outstanding

– See Accompanying Notes –

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended April 30, 2016 (Unaudited) - $ -	Three months ended April 30, 2015 (Unaudited) - $ -	July 16, 2009 (Inception) to April 30, 2016 (Unaudited) - $ -
Cash Flows From Operating Activities
Net loss	(5,430)	(2,747)	(165,594)
Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	5,430	2,747	18,971
Other payables	-	-	-
Net cash used in operations	-	-	(146,623)

Cash Flows From Financing Activities
Due to related party	-	-	115,123
Capital stock issued	-	-	31,500
Net cash provided by financing activities	-	-	146,623
Increase (Decrease) In Cash	-	-	-
Cash, beginning	-	-	-
Cash, ending	-	-	-

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

ODENZA CORP.

(An Exploration Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

APRIL 30, 2016

(Unaudited)

ITEM 1.             BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended January 31, 2016, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $165,594 at April 30, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Odenza Corp., a Nevada corporation and exploration stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the January 31, 2016 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended January 31, 2016 (File No. 000-54301), as filed with the SEC on April 25, 2016. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to April 30, 2016, we raised a total of $31,500 from private offerings of our common stock.

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

Results of Operations

Three -Month Periods Ended April 30, 2016 and 2015

We recorded no revenues for the three months ended April 30, 2016 and 2015. From the period of July 16, 2009 (inception) to April 30, 2016, we recorded no revenues.

For the three months ended April 30, 2016, office and general expenses were $3,930 and professional fees were $1,500 respectively. For the three months ended April 30, 2015, office and general expenses were $1,247 and professional fees were $1,500 respectively.

From the period of July 16, 2009 (inception) to April 30, 2016, we incurred operating expenses of $165,594.

Liquidity and Capital Resources

At April 30, 2016, we had no cash balance. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of April 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. TERM OF OFFICE.

As of April 29, 2016, Dato’ Lim Kah Chuan resigned from the positions with the Company, including that of President, Chief Executive Officer, Secretary and Chairman of the Board of Director s of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Dato’ Lim Kah Chuan has been the President, Chief Executive Officer, Secretary and Chairman of the Board of Director s of the Company since May 28, 2015.

As of April 29, 2016, Mr. C.K. Lee resigned from the positions with the Company, including that of Chief Financial Officer, Treasurer and Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. C.K. Lee has been the Chief Financial Officer, Treasurer and Director of the Company since February 4, 2013.

As of April 29, 2016, Tan Sri Barry Goh Ming Choon was appointed as the new Company’s President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company (the “Board”).

ITEM 7. EXHIBITS.

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

ODENZA CORP.
(Name of Registrant)

Date: June 13, 2016	By: /s/ TAN SRI BARRY GOH MING CHOON
Name: TAN SRI BARRY GOH MING CHOON
Title: Chief Executive Officer, President, Chairman, Treasurer and Secretary

