Form 10-Q
period 2016-07-31
Odenza Corp.
filed 2016-09-09
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ .No ☐    .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒No  ☐        .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐              ..

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 9, 2016, there were 3,660,000 shares of common stock, $0.001 par value per share, outstanding.

ODENZA CORP.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2016

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements	4

Balance Sheets as of July 31, 2016 (unaudited) and January 31, 2016 (audited).	5

Statements of Operations for the three months ended July 31, 2016 and 2015, and the period from July 16, 2009 (Inception) to April 30, 2016 (unaudited).	6

Statements of Cash Flows for the three months ended July 31, 2016 and 2015, and the period from July 16, 2009 (Inception) through July 31, 2016 (unaudited).	7

Notes to Financial Statements (unaudited).	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4. Controls and Procedures.	11
Part II. Other Information	12
Item 1. Legal Proceedings.	12

Item 1A. Risk Factors.	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3. Defaults Upon Senior Securities.	12

Item 4. Mine Safety Disclosures.	12

Item 5. Other Information.	12

Item 6. Exhibits.	13

Signatures	13

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ODENZA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2016

ODENZA CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	July 31, 2016 (Unaudited) - $ -	January 31, 2016 (Audited) - $ -

ASSETS
Total assets	-	-

LIABILITIES
Current
Accounts payable and accrued liabilities	2,450	13,541
Due to related party	136,294	115,123
Total liabilities	138,744	128,664
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,660,000 common shares	3,660	3,660
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(170,244)	(160,164)
Total stockholders’ equity (deficit)	(138,744)	(128,664)
Total liabilities and stockholders’ equity (deficit)	-	-

– See Accompanying Notes –

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Six	Six
	months	months	months	months	Period from
	Ended	ended	ended	ended	July 16, 2009
	July 31,	July 31,	July 31,	July 31,	(Inception) to
	2016	2015	2016	2015	July 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	- $ -	- $ -	- $ -	- $ -	- $ -
Office and general	3,150	2,047	7,080	3,294	55,091
Professional fees	1,500	1,500	3,000	3,000	110,563
Mining costs	-	-	-	-	4,590
Net loss	4,650	3,547	10,080	6,294	170,244

Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding	3,660,000	3,660,000	3,660,000	3,660,000

– See Accompanying Notes –

ODENZA CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended July 31, 2016 (Unaudited) - $ -	Six months ended July 31, 2015 (Unaudited) - $ -	July 16, 2009 (Inception) to July 31, 2016 (Unaudited) - $ -
Cash Flows From Operating Activities
Net loss	(10,080)	(6,294)	(170,244)
Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	(11,091)	6,294	2,450
Other payables	-	-	-
Net cash used in operations	-	-	(167,794)

Cash Flows From Financing Activities
Due to related party	21,171	-	136,294
Capital stock issued	-	-	31,500
Net cash provided by financing activities	-	-	167,794
Increase (Decrease) In Cash	-	-	-
Cash, beginning	-	-	-
Cash, ending	-	-	-

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

ODENZA CORP.

(An Exploration Stage Company)
NOTE TO THE FINANCIAL STATEMENTS

JULY 31, 2016

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended January 31, 2016, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $ 170,244 at July 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to July 31, 2016, we raised a total of $31,500 from private offerings of our common stock.

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

PLAN OF OPERATION

We are in exploration stage company engaged in the business of acquiring mineral exploration rights throughout Asia, exploring for commercially producible quantities of minerals, and exploiting any mineral deposits we discover that demonstrate economic feasibility. Since we are an exploration stage company, there is no assurance that commercially exploitable reserves of valuable minerals exist on any property that we now own or may own in the future. We will need to do further exploration before a final evaluation of the economic and legal feasibility of our future exploration is determined.

We are presently seeking to acquire mineral exploration rights. Such rights will likely be in the form of an option on patented or unpatented mineral claims prospective for precious metals or ore minerals in Asia. Upon acquiring such mineral exploration rights, we will require financing to explore the underlying claims to determine if they contain commercially producible quantities of precious metals or ore minerals. We will be unable to estimate the cost of such exploration until we know the size and location of the property land with underlying mineral rights. We expect that such exploration costs will typically consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzing these samples. There is no assurance that we will be able to locate a suitable exploration property, or that if we do, it will contain commercially producible quantities of minerals.

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

Results of Operations

Three -  and Six -Month Periods Ended July 31, 2016 and 2015

We recorded no revenue for the three months ended July 31, 2016 and 2015. From the period of July 16, 2009 (inception) to April 30, 2016, we recorded no revenues.

For the three months ending July 31, 2016, office and general expenses were $3,150, and professional fees were $1,500. For the six months ending July 31, 2016, office and general expenses were $7,080, and professional fees were $3,000.

For the three months ending July 31, 2015, office and general expenses were $2,047, and professional fees were $1,500. For the six months ending July 31, 2015, office and general expenses were $3,294, and professional fees were $3,000.

From the period of July 16, 2009 (inception) to April 30, 2016, we incurred operating expenses of $170,244.

Liquidity and Capital Resources

At July 31, 2016, we had no cash balance. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of July 31, 2016.

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

ODENZA CORP.
(Name of Registrant)

Date: September 9, 2016	By: /s/ TAN SRI BARRY GOH MING CHOON
Name: TAN SRI BARRY GOH MING CHOON
Title: Chief Executive Officer, President, Chairman, Treasurer and Secretary