Form 10-K
period 2017-01-31
Odenza Corp.
filed 2017-04-25
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

Commission File No. 000-54301

ODENZA CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

A-07-01, Block A, Level 7

Sky Park One City, Jalan USJ25/1

47650 UEP Subang Jaya

Selangor Darul Ehsan

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
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X] .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The aggregate market value of the Registrant’s Common Stock, computed by reference to the most recent sales price for the Common Stock on April 09, 2012 ($0.35) was $1,281,000.

At January 31, 2017, the end of the Registrant’s most recently completed fiscal year, there were 3,660,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

On April 29, 2016, (i) Dato’ Lim Kah Chuan resigned from the positions with the Company, including that of President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company and (ii) Mr. C.K. Lee resigned from the positions with the Company, including that of Chief Financial Officer, Treasurer and Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 29, 2016, Tan Sri Barry Goh Ming Choon was appointed as the new Company’s President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

We are authorized to issue 75,000,000 shares of common stock, par value $0.001 per share. In November 2010, we issued 2,500,000 shares of common stock to our former officer and director. Mr. O’Neill purchase price was par value or a total of

$2,500. The cash received was used as working capital.

DESCRIPTION OF BUSINESS

Our principal offices are located at A-07-01, Block A, Level 7, Sky Park One City, Jalan USJ25/1, 47650 UEP Subang Jaya, Selangor Darul Ehsan

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

Our current business address is A-07-01, Block A, Level 7, Sky Park One City, Jalan USJ25/1, 47650 UEP Subang Jaya, Selangor Darul Ehsan. Our telephone number is (603) – 5115 1118.

No rental expense was paid or payable for the office.

We believe that this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	(REMOVED AND RESERVED).

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Price Per Share
	HIGH	LOW
Three Months Ended April 30, 2016	$1.50	$0.35
Three Months Ended July 31, 2016	$1.50	$0.35
Three Months Ended October 31, 2016	$1.50	$0.35
Three Months Ended January 31, 2017	$1.50	$0.35

TRANSFER AGENT

Our transfer agent is V Stock Transfer, LLC of Woodmere, New York. VStock Transfer’s address is 18 Lafayette Place, Woodmere, NY 11598 and their telephone number is (212) 828-8436.

HOLDERS

As of April 18, 2017, the Company had 3,660,000 shares of our common stock issued and outstanding held by 65 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not sell any of our shares of common stock or other securities during the year ended January 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no operating revenues since inception and have incurred $178,469 in operating expenses from inception through January 31, 2017. These expenses were comprised of $117,563 in professional fees, $56,316 in office and general costs and $4,590 in mining costs. We incurred net losses of $18,305 and $16,138 for the years ended January 31, 2017 and 2016, respectively. Our net loss since inception (July 16, 2009) through January 31, 2017 was $178,469. The following table provides selected financial data about our company for the years ended January 31, 2017 and 2016.

Balance Sheet Data	January 31, 2017	January 31, 2016

Cash and Cash Equivalents	$-	$-
Total Assets	$-	$-
Total Liabilities	$146,969	$128,664
Shareholders’ Equity	$(146,969)	$(128,664)

GOING CONCERN

Odenza Corp. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Odenza Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2017 was $0 with $146,969 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $20,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

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

Odenza Corp.

(An Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Odenza Corp.s

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Odenza Corp. (An Exploration Stage “Company”) as of January 31, 2017 and 2016 and the related statement of income, statement of stockholders’ equity and statement of cash flows for the years then ended January 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odenza Corp. as of January 31, 2017 and 2016, and the result of its operations and its cash flows for the years then ended January 31, 2017 and 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: April 18, 2017 Kuala Lumpur, Malaysia

ODENZA CORP.

(An Exploration Stage Company)

BALANCE SHEET

	January 31, 2017 - $ -	January 31, 2016 - $ -
ASSETS
Current assets
Cash	-	-
Total assets	-	-

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	6,225	13,541
Due to related party	140,744	115,123
Total liabilities	146,969	128,664
STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001 Issued and outstanding: 3,660,000 common shares	3,660	3,660
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(178,469)	(160,164)
Total stockholders’ deficit	(146,969)	(128,664)
Total liabilities and stockholders’ deficit	-	-

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENT OF INCOME

			Period from July 16, 2009
	Year ended January 31, 2017	Year ended January 31, 2016	(Inception) to January 31, 2017
	- $ -	- $ -	- $ -
Office and general expenses	8,305	6,138	56,316
Professional fees	10,000	10,000	117,563
Mining costs	-	-	4,590
Net loss	18,305	16,138	178,469

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding	3,660,000	3,660,000

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 16, 2009 (INCEPTION) TO JANUARY 31, 2017

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Common Stock		Capital	Stage	Total
	Number	-$-	-$-	-$-	-$-
Balance, July 16, 2009 (Inception)	-	-	-	-	-
Common stock issued for cash at $0.001 per share	2,500,000	2,500	-	-	2,500
Common stock issued for cash at $0.025 per share – July 16, 2009 to January 31, 2010	1,160,000	1,160	27,840	-	29,000
Net loss	-	-	-	(8,058)	(8,058)
Balance, January 31, 2010	3,660,000	3,660	27,840	(8,058)	23,442
Net loss	-	-	-	(25,375)	(25,375)
Balance, January 31, 2011	3,660,000	3,660	27,840	(33,433)	(1,933)
Net loss	-	-	-	(45,121)	(45,121)
Balance, January 31, 2012	3,660,000	3,660	27,840	(78,554)	(47,054)
Net loss	-	-	-	(26,465)	(26,465)
Balance, January 31, 2013	3,660,000	3,660	27,840	(105,019)	(73,519)
Net loss	-	-	-	(23,669)	(23,669)
Balance, January 31, 2014	3,660,000	3,660	27,840	(128,688)	(97,188)
Net loss	-	-	-	(15,338)	(15,338)
Balance, January 31, 2015	3,660,000	3,660	27,840	(144,026)	(112,526)
Net loss	-	-	-	(16,368)	(16,368)
Balance, January 31, 2016	3,660,000	3,660	27,840	(160,164)	(128,664)
Net loss	-	-	-	(18,305)	(18,305)

Balance, January 31, 2017	3,660,000	3,660	27,840	(178,469)	(146,969)

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			Period from
			July 16, 2009
	Year ended	Year ended	(Inception) to
	January 31, 2017	January 31, 2016	January 31, 2017
	- $ -	- $ -	- $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(18,305)	(16,138)	(178,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accounts payable and accrued liabilities	(7,316)	6,642	6,225
NET CASH FROM/(USED IN) OPERATING ACTIVITIES	(25,621)	9,497	(172,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	25,621	9,496	140,744
Proceeds from sale of common stock	-	-	31,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,621	9,496	172,244

NET (DECREASE)/INCREASE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	-	-	-

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is January 31. The Company is an exploration stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $178,469 at January 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

Financial instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Malaysia and therefore is exposed to foreign exchange risk. It is the management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

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

4. DUE TO RELATED PARTY

As of January 31, 2017, the Company owed $140,744 to the President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand.

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

	2017	2016
Related Party A:
- XBRL filing fees	$-	$3,800

Related Party B:
- stock certificate storage and registrar services	$2,880	$-
- renewal of annual list and business license	2,200	-

Related party A is a subsidiary of a Greenpro Capital Corp, which the company’s Chief Financial Officer, Treasurer, and Director, C.K. Lee, who resigned on April, 29 2016 and former Director, Gilbert Loke who resigned on May 28, 2015, were the President, Chief Executive Officer, Director and Chief Financial Officer, Secretary, Treasurer, Director respectively, of Greenpro Capital Corp.

Related party B is a party which the Company’s former Chief Financial Officer, Treasurer, and Director, C.K. Lee who resigned on April 29, 2016, is the Director of related party B.

6. INCOME TAXES

As of January 31, 2017, the Company has estimated tax loss carry forwards for tax purpose of approximately $160,164, which expire by 2031. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2017	2016
Loss before income tax	$18,305	$16,138
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	6,223	5,487
Change in valuation allowance	(6,223)	(5,487)
Income tax provision	$-	$-
Components of deferred tax asset:

Non-capital tax loss carry forwards	$60,678	$54,455

Less: valuation allowance	(60,678)	(54,455)

Net deferred tax asset	$-	$-

The Company has not filed income tax returns since inception in the United States. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosure. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplemental information associated with foreign ownership, debt and equity position. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

7. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements, and determined that there were no subsequent events or transactions that require recognition or disclosure in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2017.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of January 31, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

a.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

b.	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

c.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Tan Sri Barry Goh Ming Choon, our President, Chief Executive Officer, Treasurer, Secretary, Director and Chairman, who also serves as our principal executive officer, Tan Sri Barry Goh Ming Choon concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of January 31, 2017.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended January 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of the date of this annual report on April 18, 2017 are as follows:

Name	Age	Positions and Offices

Tan Sri Barry Goh Ming Choon	52	President, Chief Executive Officer, Secretary, Treasurer Director and Director

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

Set forth below is a brief description of the background and business experience of our executive officers and directors.

TAN SRI BARRY GOH MING CHOON , 52, is the President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company. Mr. Barry Goh is the founder of B&G Capital Resources Berhad (“BGCR”) which he started in 1994. BGCR has served as the principal contractor to TNB, one of the largest government link companies in Malaysia. BGCR provides assistance as an independent contractor with power transmission, power distribution, architecture, and building construction. In 1999, Mr. Barry Goh expanded BGCR to include advisory services for design and manufacturing of building components, civil engineering, and infrastructure.

In 2005 Mr. Barry Goh expanded his business into property development into 22 developer companies under the brand “MCT 1999”, which is recognized in both Malaysian and international markets. His current focus is on the domestic market. Mr. Barry Goh also established Kingsley International Education Group to provide a holistic education and 5-star school facilities at an affordable price.

Mr. Barry Goh served as President, Chief Executive Officer, Secretary from February 4, 2013 to May 28, 2015. Mr. Barry Goh serves as Chief Operating Officer of the Company since May 28, 2015.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended January 31, 2017 and 2016:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our former Officers for all services rendered in all capacities to us as of the year ended January 31, for the fiscal year ended as indicated.

						Non-Equity Incentive	Non-qualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tan Sri Barry Goh Ming Choon (1)	2017	0	0	0	0	0	0	0	0
Dato’ Lim Kah Chuan (2)	2017	0	0	0	0	0	0	0	0
Mr. C.K. Lee (3)	2017	0	0	0	0	0	0	0	0
Dato’ Lim Kah Chuan (2)	2016	0	0	0	0	0	0	0	0
Mr. C.K. Lee (3)	2016	0	0	0	0	0	0	0	0

(1)	President, Chief Executive Officer, Treasurer, Secretary and Director
(2)	President, Chief Executive Officer, Secretary and Director
(3)	Chief Financial Officer, Treasurer and Director

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

DIRECTORS’ COMPENSATION

The following table sets forth directors’ compensation as of January 31, 2017 (2016: Nil):

					Non-Equity
					Incentive	Nonqualified
			Stock	Option	Plan	Deferred	All Other
	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)
Tan Sri BarryGoh Ming Choon	0	0	0	0	0	0	0	0
Dato’ Lim Kah Chuan	0	0	0	0	0	0	0	0
Mr. C.K.Lee	0	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 31, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,660,000 shares of our common stock issued and outstanding as of January 31, 2017. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares Owned	Percent of
Title of Class	of Beneficial Owner	Beneficially	Class Owned

Common Stock:	Mr. C.K. Lee Chief Financial Officer, Treasurer and Director B-7-5, Northpoint Office, Mid Valley City, No.1 Medan Syed Putra Utara, 59200 Kuala Lumpur, Malaysia	35,000	0.96%

All executive officers and directors as a group (1 person)		35,000	0.96%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended January 31, 2017 the total fees charged to the company for audit services, including quarterly reviews were $10,000 (2016: $10,000), for audit-related services were $0 (2016: $0) and for tax services and other services were $0 (2015: $0) and $0 (2016: $0), respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ODENZA CORP.

(Name of Registrant)

Date: April 21, 2017	By:	/s/ TAN SRI BARRY GOH MING CHOON
	Name:	TAN SRI BARRY GOH MING CHOON
	Title:	President, CEO, Treasurer, Secretary and Director

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

