Form 10-K
period 2018-01-31
Odenza Corp.
filed 2018-04-30
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

Commission File No. 000-54301

ODENZA CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

A-07-01, Block A, Level 7

Sky Park One City, Jalan USJ25/1

47650 Subang Jaya

Selangor Darul Ehsan, Malaysia

(Address of principal executive offices, zip code)

Tel: (603) 5115 1118

Fax: (603) 5115 2222

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

At January 31, 2018, the end of the Registrant’s most recently completed fiscal year, there were 3,660,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

DESCRIPTION OF BUSINESS

Our principal offices are located at A-07-01, Block A, Level 7, Sky Park One City, Jalan USJ25/1, 47650 Subang Jaya, Selangor Darul Ehsan

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

Our current business address is A-07-01, Block A, Level 7, Sky Park One City, Jalan USJ25/1, 47650 Subang Jaya, Selangor Darul Ehsan. Our telephone number is (603) 5115 1118.

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

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended April 30, 2017	$1.50	$0.35
Three Months Ended July 31, 2017	$1.50	$0.35
Three Months Ended October 31, 2017	$1.50	$0.35
Three Months Ended January 31, 2018	$1.50	$0.35

TRANSFER AGENT

Our transfer agent is V Stock Transfer, LLC of Woodmere, New York. VStock Transfer’s address is 18 Lafayette Place, Woodmere, NY 11598 and their telephone number is (212) 828-8436.

HOLDERS

As of April 23, 2018, the Company had 3,660,000 shares of our common stock issued and outstanding held by 65 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not sell any of our shares of common stock or other securities during the year ended January 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no operating revenues since inception and have incurred $216,223 in operating expenses from inception through January 31, 2018. These expenses were comprised of $148,263 in professional fees, $63,370 in office and general costs and $4,590 in mining costs. We incurred net losses of $37,754 and $18,305 for the years ended January 31, 2018 and 2017, respectively. Our net loss since inception (July 16, 2009) through January 31, 2017 was $216,223. The following table provides selected financial data about our company for the years ended January 31, 2018 and 2017.

Balance Sheet Data	January 31, 2018	January 31, 2017

Cash and Cash Equivalents	$-	$-
Total Assets	$2,606	$-
Total Liabilities	$187,329	$146,969
Shareholders’ Equity	$(184,723)	$(146,969)

GOING CONCERN

Odenza Corp. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Odenza Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2018 was $0 with $187,329 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $70,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

ODENZA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Odenza Corp

A-07-01, Block A, Level 7 Sky Park One City

Selangor Darul Ehsan Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Odenza Corp (the ‘Company’) as of January 31, 2018 and 2017, and the related statements of income, stockholders’ equity, and cash flows for the each of the two years in the period ended of January 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ TOTAL ASIA ASSOCIATES
TOTAL ASIA ASSOCIATES
SELANGOR, MALAYSIA
APRIL 23, 2018

ODENZA CORP.

(An Exploration Stage Company)

BALANCE SHEET

	January 31, 2018 -$ -	January 31, 2017 - $ -
ASSETS
Current asset
Prepayment	2,606	-
Total asset	2,606	-

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	6,360	6,225
Due to a related party	180,969	140,744
Total liabilities	187,329	146,969
STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001 Issued and outstanding: 3,660,000 common shares	3,660	3,660
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(216,223)	(178,469)
Total stockholders’ deficit	(184,723)	(146,969)
Total liabilities and stockholders’ deficit	2,606	-

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENT OF INCOME

	Year ended January 31, 2018 - $ -	Year ended January 31, 2017 - $ -	Period from July 16, 2009 (Inception) to January 31, 2018 - $ -

Office and general expenses	7,054	8,305	63,370
Professional fees	30,700	10,000	148,263
Mining costs	-	-	4,590
Net loss	37,754	18,305	178,469
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 16, 2009 (INCEPTION) TO JANUARY 31, 2018

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number	-$-	-$-	-$-	-$-
Balance, July 16, 2009 (Inception)	-	-	-	-	-
Common stock issued for cash at $0.001 per share	2,500,000	2,500	-	-	2,500
Common stock issued for cash at $0.025 per share – July 16, 2009 to January 31, 2010	1,160,000	1,160	27,840	-	29,000
Net loss	-	-	-	(8,058)	(8,058)
Balance, January 31, 2010	3,660,000	3,660	27,840	(8,058)	23,442
Net loss	-	-	-	(25,375)	(25,375)
Balance, January 31, 2011	3,660,000	3,660	27,840	(33,433)	(1,933)
Net loss	-	-	-	(45,121)	(45,121)
Balance, January 31, 2012	3,660,000	3,660	27,840	(78,554)	(47,054)
Net loss	-	-	-	(26,465)	(26,465)
Balance, January 31, 2013	3,660,000	3,660	27,840	(105,019)	(73,519)
Net loss	-	-	-	(23,669)	(23,669)
Balance, January 31, 2014	3,660,000	3,660	27,840	(128,688)	(97,188)
Net loss	-	-	-	(15,338)	(15,338)
Balance, January 31, 2015	3,660,000	3,660	27,840	(144,026)	(112,526)
Net loss	-	-	-	(16,368)	(16,368)
Balance, January 31, 2016	3,660,000	3,660	27,840	(160,164)	(128,664)
Net loss	-	-	-	(18,305)	(18,305)
Balance, January 31, 2017	3,660,000	3,660	27,840	(178,469)	(146,969)
Net loss	-	-	-	(37,754)	(37,754)
Balance, January 31, 2018	3,660,000	3,660	27,840	(216,223)	(184,723)

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended January 31, 2018 - $ -	Year ended January 31, 2017 - $ -	Period from July 16, 2009 (Inception) to January 31, 2018 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(37,754)	(18,305)	(216,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Prepayment	(2,606)	(7.316)	(2,606)
Accounts payable and accrued liabilities	135	(7.316)	6,360
NET CASH USED IN OPERATING ACTIVITIES	(40,225)	(25,621)	(212,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	40,225	25,621	180,969
Proceeds from sale of common stock	-	-	31,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,225	25,621	212,469

NET (DECREASE)/INCREASE IN CASH	-	-	-
CASH, BEGINNING OF PERIOD	-	-	-
CASH, END OF PERIOD	-	-	-

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is January 31. The Company is an exploration stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $216,223 at January 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

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

As of January 31, 2018 and 2017, the Company owed $180,969 and $140,744 respectively to the President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand.

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

5.	RELATED PARTY TRANSACTIONS

	2018	2017
Related Party A:

- stock certificate storage and registrar services	$1,440	$2,880
- renewal of annual list and business licence	2,200	2,200
- professional fees	20,400	-

Related party A is a party which the Company’s former Chief Financial Officer, Treasurer, and Director, C.K. Lee who resigned on April 29, 2016, is the Director of related party B.

6.	INCOME TAXES

The Tax Cuts and Jobs Act was enacted in the United States on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

As of January 31, 2018, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

As of January 31, 2018, the Company has estimated tax loss carry forwards for tax purpose of approximately $216,223 These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2018	2017
Loss before income tax	$37,754	$18,305
Statutory tax rate	21%	21%
Expected recovery of income taxes at standard rates	7,927	3,844
Change in valuation allowance	(7,927)	(3,844)
Income tax provision	$-	$-
Components of deferred tax asset:
Non-capital tax loss carry forwards	$45,408	$37,478
Less: valuation allowance	(45,408)	(37,478)
Net deferred tax asset	$-	$-

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

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2018.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of January 31, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of January 31, 2018.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended January 31, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of the date of this annual report on April 23, 2018 are as follows:

Name	Age	Positions and Offices

Tan Sri Barry Goh Ming Choon	53	President, Chief Executive Officer, Secretary, Treasurer Director and Director

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

TAN SRI BARRY GOH MING CHOON , 53, is the President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company. Mr. Barry Goh is the founder of B&G Capital Resources Berhad (“BGCR”) which he started in 1994. BGCR has served as the principal contractor to TNB, one of the largest government link companies in Malaysia. BGCR provides assistance as an independent contractor with power transmission, power distribution, architecture, and building construction. In 1999, Mr. Barry Goh expanded BGCR to include advisory services for design and manufacturing of building components, civil engineering, and infrastructure.

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

Mr. Barry Goh is the Executive Advisor of the Alumni Association of Tunku Abdul Rahman College where he graduated in 1991.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended January 31, 2018 and 2017:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our former Officers for all services rendered in all capacities to us as of the year ended January 31, for the fiscal year ended as indicated.

Name and				Stock	Option	Non-Equity Incentive Plan	Non-qualified Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tan Sri Barry Goh Ming Choon (1)	2018	0	0	0	0	0	0	0	0

Tan Sri Barry Goh Ming Choon (1)	2017	0	0	0	0	0	0	0	0

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

The following table sets forth directors’ compensation as of January 31, 2018 (2017: Nil):

Non-Equity
					Incentive	Nonqualified
			Stock	Option	Plan	Deferred	All Other
Name	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Tan Sri Barry Goh Ming Choon	0	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 31, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,660,000 shares of our common stock issued and outstanding as of January 31, 2018. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	Class Owned

Common Stock:	Tan Sri Barry Goh Ming Choon President, CFO, Secretary, Treasurer and Director A-07-01, Block A, Level 7, Sky Park One City Jalan USJ25/1, 47650 Subang Jaya Selangor Darul Ehsan, Malaysia	Nil	0%
All executive officers and directors as a group (1 person)		Nil	0%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended January 31, 2018 the total fees charged to the company for audit services, including quarterly reviews were $10,300 (2017: $10,000), for audit-related services were $0 (2017: $0) and for tax services and other services were $0 (2017: $0) and $0 (2017: $0), respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-166076), filed with the Commission on April 15, 2010.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODENZA CORP.
(Name of Registrant)

Date: April 23, 2018	By:	/s/ TAN SRI BARRY GOH MING CHOON
	Name:	TAN SRI BARRY GOH MING CHOON
	Title:	President, CEO, Treasurer, Secretary and Director

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-166076), filed with the Commission on April 15, 2010.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

