Form 10-Q
period 2018-10-31
Odenza Corp.
filed 2018-12-12
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated fler, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 12, 2018, there were 3,660,000 shares of common stock, $0.001 par value per share, outstanding.

ODENZA CORP.

(An Exploration Stage Company) QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED OCTOBER 31, 2018

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of October 31, 2018 (unaudited) and January 31, 2018 (audited).	5

	Statements of Operations for the three months and nine months ended October 31, 2018 and 2017 and the period from July 16, 2009 (Inception) to October 31, 2018 (unaudited).	6

	Statements of Cash Flows for the nine months ended October 31, 2018 and 2017, and the period from July 16, 2009 (Inception) through October 31, 2018 (unaudited).	7

	Notes to Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

Part II. Other Information		12

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Mine Safety Disclosures.	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	13

Signatures		14

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ODENZA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2018

ODENZA CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	October 31, 2018	January 31, 2018
	(Unaudited)	(Audited)
	- $ -	- $ -

ASSETS
Current asset
Prepayment	360	2,606
Total assets	360	2,606

LIABILITIES
Current liabilities
Account payables and accrued liabilities	10,883	6,360
Due to related party	188,929	180,969
Total liabilities	199,812	187,329
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares with a par value of $0.001 issued and outstanding:
3,660,000 common shares	3,660	3,660
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(230,952)	(216,223)
Total stockholders’ deficit	(199,452)	(184,723)
Total liabilities and stockholders’ deficit	360	2,606

– See Accompanying Notes –

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, - $ -		Nine months ended October 31, - $ -		Period from July 16, 2009 (Inception) to October 31, 2018 - $ -
	2018	2017	2018	2017

Office and general expenses	4,843	1,368	10,129	4,036	73,499
Professional fees	1,500	1,500	4,600	4,500	152,863
Mining costs	-	-	-	-	4,590
Net loss	6,343	2,868	14,729	8,536	230,952
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000	3,660,000	3,660,000

– See Accompanying Notes –

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months	July 16, 2009
	ended	ended	Inception) to
	October 31, 2018	October 31, 2017	October 31, 2018
	(Unaudited)	(Unaudited)	(Unaudited)
	-$-	-$-	-$-

Cash Flows From Operating Activities
Net loss	(14,729)	(8,536)	(230,952)
Net change in non-cash working capital balances:
Account payables and accrued liabilities	4,523	(3,638)	10,883
Prepayments	360	(875)	(360)
Net cash used in operations	(9,846)	(13,049)	(220,429)

Cash Flows From Financing Activities
Due to related party	7,960	-	188,929
Capital stock issued	-	-	31,500
Net cash provided by financing activities	7,960	-	220,429
Increase In Cash	-	-	-
Cash, beginning	-	-	-

Cash, ending	-	-	-

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

– See Accompanying Notes –

ODENZA CORP.

(An Exploration Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended January 31, 2018, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $230,952 at October 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due to related party represented the advances from the Company’s directors. Such advances are non-interest bearing and due upon demand.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Odenza Corp., a Nevada corporation and exploration stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the January 31, 2018 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended January 31, 2018 (File No. 000-54301), as filed with the SEC on October 31, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to October 31, 2018, we raised a total of $31,500 from private offerings of our common stock.

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

Results of Operations

Three- and Nine Month Periods Ended October 31, 2018 and 2017

We recorded no revenue for the three and nine months ended October 31, 2018 and 2017. From the period of July 16, 2009 (inception) to October 31, 2018, we recorded no revenues.

For the three months ended October 31, 2018, office and general expenses were $4,843, and professional fees were $1,500. For the nine months ended October 31, 2018, office and general expenses were $10,129, and professional fees were $4,600.

For the three months ended October 31, 2017, office and general expenses were $1,368, and professional fees were $1,500. For the nine months ended October 31, 2017, office and general expenses were $4,036, and professional fees were $4,500.

From the period of July 16, 2009 (inception) to October 31, 2018, we incurred operating expenses of $230,952.

Liquidity and Capital Resources

At October 31, 2018, we had no cash balance. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2018, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ODENZA CORP.
(Name of Registrant)

Date: December 12, 2018	By:	/s/ TAN SRI BARRY GOH MING CHOON
	Name:	TAN SRI BARRY GOH MING CHOON
	Title:	Chief Executive Officer, President, Chairman, Treasurer and Secretary

