Form 10-K
period 2019-01-31
Odenza Corp.
filed 2019-03-01
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-54301

ODENZA CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A-07-01, Block A, Level 7

Sky Park @ One City,

Jalan USJ 25/1A,

47650 Subang Jaya,

Selangor Darul Ehsan, Malaysia

(Address of principal executive offices, including zip code)

Tel: (603)-5115 1118

Fax: (603) 5115 2222

Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: Common Stock, $ 0.001 par value

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [X] No [  ]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Not Applicable

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2019
Common Stock, $.001 par value	3,660,000

ODENZA CORP.

FORM 10-K

For the Fiscal Year Ended January 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Odenza” are references to Odenza Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

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

On February 4, 2013, (i) Tan Sri Barry Goh Ming Choon was appointed as the Company’s President, Chief Executive Officer, Secretary and Chairman of the Board of Directors, (ii) Mr. C.K. Lee was appointed the Chief Financial Officer, Treasurer and a Director of the Company, (iii) and Messieurs Michael Teh Kok Lee, Dato’ John Looi Teh Sung, Dato’ Danny Goh Meng Keong, Law Boon Hee, Soo Kai Chee, and Gilbert Loke were appointed as Independent Directors of the Company.

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

DESCRIPTION OF BUSINESS

Our principal offices are located at A-07-01, Block A, Level 7, Sky Park One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan.

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

We are presently seeking to acquire mineral exploration rights. Such rights will likely be in the form of an option on patented or unpatented mineral claims prospective for precious metals or ore minerals in Asia. Upon acquiring such mineral exploration rights, we will require financing to explore the underlying claims to determine if they contain commercially producible quantities of precious metals or ore minerals. We will be unable to estimate the cost of such exploration until we know the size and location of the property underlying our mineral rights. We expect that such exploration costs will typically consist of fees to be paid for consulting services connected with exploration, the cost of rock sampling (the collection of a series of small chips over a measured distance, which is then submitted for a chemical analysis, usually to determine the metallic content over the sampled interval, a pre-determined location(s) on the property), and cost of analyzation of these samples. There is no assurance that we will be able to locate a suitable exploration property, or that if we do, it will contain commercially producible quantities of minerals.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our current business office is located at A-07-01, Block A, Level 7, Sky Park One City, Jalan USJ25/1, 47650 Subang Jaya, Selangor Darul Ehsan. Our telephone number is (603) 5115 1118.

No rental expense was paid or payable for the office.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended April 30, 2018	$0.35	$0.35
Three Months Ended July 31, 2018	$0.35	$0.35
Three Months Ended October 31, 2018	$0.35	$0.35
Three Months Ended January 31, 2019	$0.35	$0.35

HOLDERS

As of January 31, 2019, we had 3,660,000 shares of our Common Stock par value, $.001 issued and outstanding. There were 65 beneficial owners of our Common Stock.

TRANSFER AGENT AND REGISTRAR

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-843.

PENNY STOCK REGULATIONS

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

DIVIDEND POLICY

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

There is no unregistered sales of equity securities.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our common stock during the fiscal year ended January 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Odenza Corp. (the “Company” or “we”) was incorporated in the State of Nevada on July 16, 2009 and has a fiscal year end of January 31. It is an exploration-stage Company.

GOING CONCERN

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the Plan of Operation described in this Form 10-K and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to January 31, 2019, we raised a total of $31,500 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

USE OF ESTIMATES

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are primarily comprised of travelling and accommodation fees such as petrol, toll and parking.

NET LOSS PER SHARE

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

RELATED PARTIES

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

RESULTS OF OPERATIONS

Year Ended January 31, 2019 and Year Ended January 31, 2018

We recorded no revenue for the year ended January 31, 2019 and 2018. From the period of July 16, 2009 (inception) to January 31, 2019, we recorded no revenues.

For the year ended January 31, 2019, office and general expenses were $12,546, and professional fees were $10,396. For the year ended January 31, 2018, office and general expenses were $7,054, and professional fees were $30,700.

From the period of July 16, 2009 (inception) to January 31, 2019, we incurred operating expenses of $239,165.

Liquidity and Capital Resources

At January 31, 2019, we had no cash balance and $207,665 in outstanding liabilities. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Subsequent Events

None through date of this filing.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of January 31, 2019.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Tan Sri Barry Goh Ming Choon	54	Chief Executive Officer, President, Secretary, Treasurer, Director

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

TAN SRI BARRY GOH MING CHOON, 54, is the President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company. Mr. Barry Goh is the founder of B&G Capital Resources Berhad (“BGCR”) which he started in 1994. BGCR has served as the principal contractor to TNB, one of the largest government link companies in Malaysia. BGCR provides assistance as an independent contractor with power transmission, power distribution, architecture, and building construction. In 1999, Mr. Barry Goh expanded BGCR to include advisory services for design and manufacturing of building components, civil engineering, and infrastructure.

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

CODE OF ETHICS

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

SHAREHOLDER PROPOSALS

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended January 31, 2019 and 2018:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tan Sri Barry Goh Ming Choon (1)	2018	0	0	0	0	0	0	0	$0

Tan Sri Barry Goh Ming Choon (1)	2019	0	0	0	0	0	0	0	$0

(1) President, Chief Executive Officer, Treasurer, Secretary and Director

None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

We do not have an employment or consulting agreement with any officers or Directors.

DIRECTORS’ COMPENSATION

The following table sets forth directors’ compensation as of January 31, 2019 (2018: Nil)

Name	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tan Sri Barry Goh Ming Choon	0	0	0	0	0	0	0	$0

COMPENSATION DISCUSSION AND ANALYSIS

DIRECTOR COMPENSATION

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

EXECUTIVE COMPENSATION PHILOSOPHY

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

INCENTIVE BONUS

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

LONG-TERM, STOCK BASED COMPENSATION

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 31, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,660,000 shares of our common stock issued and outstanding as of January 31, 2019. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	Tan Sri Barry Goh Ming Choon President, CFO, Secretary, Treasurer and Director A-07-01, Block A, Level 7, Sky Park One City Jalan USJ25/1, 47650 Subang Jaya Selangor Darul Ehsan, Malaysia	Nil	0%
All executive officers and directors as a group (1 person)		Nil	0%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended January 31, 2019	For the Year Ended January 31, 2018
Audit fees	$5,500	$5,800
Audit related fees	4,896	4,500
Total	$10,396	$10,300

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

**Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODENZA CORP.
(Name of Registrant)

Date: March 1, 2019

	By:	/s/ Tan Sri Barry Goh Ming Choon
	Title:	President, CEO, Treasurer, Secretary and Director

TOTAL ASIA ASSOCIATES PLT (LLP0016837-LCA & AF002128) Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189 Off Jalan Tun Razak, 50400 Kuala Lumpur Tel : (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Odenza Corp.

A-07-01, Block A, Level 7

Sky Park One City, Jalan USJ25/1

47650 Subang Jaya

Selangor Darul Ehsan, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odenza Corp. (the ‘Company’) as of January 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of the two years in the period ended of January 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

February 28, 2019

ODENZA CORP.

(An Exploration Stage Company)

BALANCE SHEET

(Audited)

	January 31, 2019 -$-	January 31, 2018 -$-
ASSETS
Current assets
Prepayments and deposits	-	2,606

Total current assets	-	2,606

TOTAL ASSETS	-	2,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	18,736	6,360
Due to a related party	188,929	180,969

Total current liabilities	207,665	187,329

TOTAL LIABILITIES	207,665	187,329

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
75,000,000 common shares with a par value of $0.001 Issued and outstanding: 3,660,000 common shares	3,660	3,660
Additional paid-in capital	27,840	27,840
Deficit accumulated during the exploration stage	(239,165)	(216,223)

TOTAL STOCKHOLDERS’ EQUITY	(207,665)	(184,723)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	-	2,606

See accompanying notes to consolidated financial statements.

ODENZA CORP.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Audited)

	Year ended January 31, 2019 - $ -	Year ended January 31, 2018, - $ -	Period from July 16, 2009 (Inception) to January 31, 2019 - $ -
Office and general expenses	12,546	7,054	75,916
Professional fees	10,396	30,700	158,659
Mining costs	-	-	4,590
Net loss	22,942	37,754	239,165
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000

See accompanying notes to consolidated financial statements.

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 16, 2009 (INCEPTION) TO JANUARY 31, 2019

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Number	-$-	-$-	-$-	-$-
Balance, July 16, 2009 (Inception)	-	-	-	-	-
Common stock issued for cash at $0.001 per share	2,500,000	2,500	-	-	2,500
Common stock issued for cash at $0.025 per share-July 16, 2009 to January 31, 2010	1,160,000	1,160	27,840	-	29,000
Net loss	-	-	-	(8,058)	(8,058)
Balance, January 31. 2010	3,660,000	3,660	27,840	(8,058)	23,442
Net loss	-	-	-	(25,375)	(25,375)
Balance, January 31, 2011	3,660,000	3,660	27,840	(33,433)	(1,933)
Net loss	-	-	-	(45,121)	(45,121)
Balance, January 31, 2012	3,660,000	3,660	27,840	(78,554)	(47,054)
Net loss	-	-	-	(26,465)	(26,465)
Balance, January 31, 2013	3,660,000	3,660	27,840	(105,019)	(73,519)
Net loss	-	-	-	(23,669)	(23,669)
Balance, January 31, 2014	3,660,000	3,660	27,840	(128,688)	(97,188)
Net loss	-	-	-	(15,338)	(15,338)
Balance, January 31, 2015	3,660,000	3,660	27,840	(144,026)	(112,526)
Net loss	-	-	-	(16,368)	(16,368)
Balance, January 31, 2016	3,660,000	3,660	27,840	(160,164)	(128,664)
Net loss	-	-	-	(18,305)	(18,305)
Balance, January 31, 2017	3,660,000	3,660	27,840	(178,469)	(146,969)
Net loss	-	-	-	(37,754)	(37,754)
Balance, January 31, 2018	3,660,000	3,660	27,840	(216,223)	(184,723)
Net loss	-	-	-	(22,942)	(22,942)
Balance, January 31, 2019	3,660,000	3,660	27,840	(239,165)	(207,665)

See accompanying notes to consolidated financial statements

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended January 31, 2019 - $ -	Year ended January 31, 2018, - $ -	Period from July 16, 2009 (Inception) to January 31, 2019 - $ -
CASH FLOWS FROM OPERARING ACTIVITIES
Net loss	(22,942)	(37,754)	(239,165)
Net change in non-cash working capital balances
Prepayments	2,606	(2,606)	-
Other payables and accrued liabilities	12,376	135	18,736
NET CASH USED IN OPERATION	(7,960)	(40,255)	(220,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	7,960	40,255	188,969
Capital stock issued	-	-	31,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,960	40,255	220,429

INCREASE IN CASH	-	-	-
CASH, BEGINNING	-	-	-
CASH, ENDING	-	-	-

Supplemental cash flow information:
Interest paid	-	-	-
Income taxed paid	-	-	-

See accompanying notes to consolidated financial statements.

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIALS STATEMENTS

1. NATURE OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is January 31. The Company is an exploration stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $239,165 at January 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIALS STATEMENTS

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

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts much of its businesses activities in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIALS STATEMENTS

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

4. DUE TO RELATED PARTY

As of January 31, 2019 and 2018, the Company owed $188,929 and $180,969 respectively to the President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand.

5. RELATED PARTY TRANSACTIONS

	As of January 31,	As of January 31,
	2019	2018
Related Party A:

- stock certificate storage and registrar services	$1,840	$1,440
- renewal of annual list and business license	$2,200	$2,200
- professional fees	$2,400	$20,400

Related party A is a party which the Company’s former Chief Financial Officer, Treasurer, and Director, C.K. Lee who resigned on April 29, 2016, is the Director of related party A.

ODENZA CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIALS STATEMENTS

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

As of January 31, 2019, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

As of January 31, 2019, the Company has estimated tax loss carry forwards for tax purpose of approximately $239,165 These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	For the year ended January 31, 2019	For the year ended January 31, 2018
Loss before income tax:	$22,942	$37,754
Statutory tax rate	21%	21%
Expected recovery if income taxes at standard rates	4,818	7,927
Change in valuation allowance	(4,818)	(7,927)
Income tax provision	$-	$-
Components of deferred tax assets:
Non-capital tax loss carry forwards	$50,226	$45,408
Less: valuation allowance	(50,226)	(45,408)
Net deferred tax asset	$-	$-

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

7. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2019 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

