Form 10-Q
period 2019-04-30
Odenza Corp.
filed 2019-06-13
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Tel: (603)-5115 1118

Fax: (603)-5115 2222

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

As of June 13, 2019, there were 3,660,000 shares of common stock, $0.001 par value per share, outstanding.

ODENZA CORP.

(An Exploration Stage Company) QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED APRIL 30, 2019

INDEX

		Page
Part I. Financial Information		4

Item 1.	Financial Statements	4

	Balance Sheets as of April 30, 2019 (unaudited) and January 31, 2019 (audited).	5

	Statements of Operations for the three months ended April 30, 2019 and 2019 and the period from July 16, 2009 (Inception) to April 30, 2019 (unaudited).	6

	Statements of Cash Flows for the three months ended April 30, 2019 and 2018, and the period from July 16, 2009 (Inception) through April 30, 2019 (unaudited).	7

	Notes to Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

Part II. Other Information		12

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Mine Safety Disclosures.	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	13

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ODENZA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2019

ODENZA CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	April 30, 2019	January 31, 2019
	(Unaudited)	(Audited)
	- $ -	- $ -

ASSETS
Current asset
Total Assets	-	-

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	25,232	18,736
Due to related party	188,929	188,929
Total liabilities	214,161	207,665
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares With a par value of $0.001 Issued and Outstanding:
3,660,000 common shares	3,660	3,660
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(245,661)	(239,165)
Total stockholders’ deficit	(214,161)	(207,665)
Total liabilities and stockholders’ deficit	-	-

– See Accompanying Notes –

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF INCOME

(Unaudited)

	Three months ended April 30, 2019 - $ -	Three months ended April 30, 2018 - $ -	Period from July 16, 2009 (Inception) to April 30, 2019 - $ -

Office and general expenses	4,800	1,526	80,716
Professional fees	1,696	1,500	160,355
Mining costs	-	-	4,590
Net loss	6,496	3,026	245,661
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000

– See Accompanying Notes –

ODENZA CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months	July 16, 2009
	ended	ended	Inception) to
	April 30, 2019	April 30, 2018	April 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)
	-$-	-$-	-$-

Cash Flows From Operating Activities
Net loss	(6,496)	(3,026)	(245,661)
Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	6,496	1,500	25,232
Prepayments	-	1,526	188,929
Net cash used in operations	-	-	(31,500)

Cash Flows From Financing Activities
Due to related party	-	-	-
Capital stock issued	-	-	31,500
Net cash provided by financing activities	-	-	31,500

Increase (Decrease) In Cash	-	-	-
Cash, beginning	-	-	-

Cash, ending	-	-	-

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

ODENZA CORP.

(An Exploration Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

APRIL 30, 2019

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended January 31, 2019, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending January 31, 2020.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $245,661 at April 30, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Odenza Corp., a Nevada corporation and exploration stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the January 31, 2019 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended January 31, 2019 (File No. 000-54301), as filed with the SEC on March 01, 2019. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to April 30, 2019, we raised a total of $31,500 from private offerings of our common stock.

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

Results of Operations

Three -Month Periods Ended April 30, 2019 and 2018

We recorded no revenue for the three months ended April 30, 2019 and 2018. From the period of July 16, 2009 (inception) to April 30, 2018, we recorded no revenues.

For the three months ended April 30, 2019, office and general expenses were $4,800, and professional fees were $1,696.

For the three months ended April 30, 2018, office and general expenses were $1,526, and professional fees were $1,500.

From the period of July 16, 2009 (inception) to April 30, 2019, we incurred operating expenses of $245,661.

Liquidity and Capital Resources

At April 30, 2019, we had no cash balance. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ODENZA CORP.
(Name of Registrant)

Date: June 13, 2019	By:	/s/ TAN SRI BARRY GOH MING CHOON
	Name:	TAN SRI BARRY GOH MING CHOON
	Title:	Chief Executive Officer, President, Chairman, Treasurer and Secretary