Form 10-K
period 2020-01-31
Odenza Corp.
filed 2021-06-01
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-54301

ODENZA CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22/F., Wanchai Central Building,

89 Lockhart Road,

Wan Chai,

Hong Kong

(Address of principal executive offices, including zip code)

Tel: +852 9027 2707

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X] Emerging growth company [  ]

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2021
Common Stock, $.001 par value	3,660,000

ODENZA CORP.

FORM 10-K

For the Fiscal Year Ended January 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guaranteed of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

On July 16, 2009, the Company was incorporated under the laws of the State of Nevada. From inception to January 31, 2020, the Company has had limited business operations and has no revenues generated from operations since incorporation.

On May 4, 2021, Tan Sri Barry resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Tan Sri Barry has been the President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors since February 2013.

On May 4, 2021, Mr. Leung Chi Ping (“Mr. Leung”), was appointed as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company.

On May 4, 2021, Mr. Leung, Alexander Patrick Brazendale, Christopher David Brazendale, Adventure Air Race Investment Limited, Adventure Air Race Talents Limited, and William Alexander Cruickshank acquired control of 3,386,800 shares of the Company’s restricted Common Stock, representing approximately 92.54% of the Company’s total issued and outstanding Common Stock, from the certain sellers in accordance with common stock purchase agreements (collectively, the “Stock Purchase Agreements”). The Stock Purchase Agreements were negotiated in arm’s length transactions.

On May 7, 2021, the Company received written consents in lieu of a meeting of Stockholders from holders of Common Stock voting securities representing 92.54% of the total issued and outstanding voting power of the 3,660,000 shares of Common Stock of the Company (the “Majority Stockholders”) to authorize the Company’s Board of Directors to approve an increase of authorized shares of Common Stock from 75,000,000 to 500,000,000 (the “Increase”), par value $0.001 per share.

On May 7, 2021, the Board of Directors of the Company approved the Increase, subject to Stockholder approval. The Majority Stockholders approved the Increase by written consent in lieu of a meeting on May 7, 2021.

DESCRIPTION OF BUSINESS

Our principal offices were relocated from A-07-01, Block A, Level 7, Sky Park One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia to 22/F., Wanchai Central Building, 89 Lockhart Road, Wan Chai, Hong Kong effective from May 4, 2021.

We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our current business office is located at 22/F., Wanchai Central Building, 89 Lockhart Road, Wan Chai, Hong Kong. Our telephone number is +852 9027 2707.

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

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended April 30, 2019	$0.35	$0.35
Three Months Ended July 31, 2019	$0.35	$0.35
Three Months Ended October 31, 2019	$0.35	$0.35
Three Months Ended January 31, 2020	$0.35	$0.35

HOLDERS

As of January 31, 2020, we had 3,660,000 shares of our Common Stock par value, $.001 issued and outstanding. There were 65 beneficial owners of our Common Stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit the investors’ ability to buy and sell our stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There are no unregistered sales of equity securities.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended January 31, 2020.

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

GOING CONCERN

The Company has no operations or revenues since inception and consequently has incurred recurring losses since inception from operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s January 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. No revenues are anticipated until we complete the Plan of Operation described in this Form 10-K and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to January 31, 2020, we raised a total of $31,500 from private offerings of our Common Stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

USE OF ESTIMATES

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the accompanying financial statements.

RESULTS OF OPERATIONS

Year Ended January 31, 2020 and Year Ended January 31, 2019

We recorded no revenue for the year ended January 31, 2020 and 2019.

For the year ended January 31, 2020, office and general expenses were $0, and professional fees were $18,956.

For the year ended January 31, 2019, office and general expenses were $12,546, and professional fees were $10,396.

Liquidity and Capital Resources

At January 31, 2020, we had no cash balance and $226,621 in outstanding liabilities, including $212,249 due to a director. We do not have sufficient cash on hand to fund our ongoing operational expenses for the next 6 months. We will need to raise funds to maintain our operations and our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our Common Stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

Subsequent Events

On May 4, 2021, our principal offices were relocated from A-07-01, Block A, Level 7, Sky Park One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia to 22/F., Wanchai Central Building, 89 Lockhart Road, Wan Chai, Hong Kong.

On May 4, 2021, Tan Sri Barry resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Tan Sri Barry has been the President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors since February 2013.

On May 4, 2021, Mr. Leung Chi Ping (“Mr. Leung”), was appointed as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company.

On May 4, 2021, Mr. Leung, Alexander Patrick Brazendale, Christopher David Brazendale, Adventure Air Race Investment Limited, Adventure Air Race Talents Limited, and William Alexander Cruickshank acquired control of 3,386,800 shares of the Company’s restricted Common Stock, representing approximately 92.54% of the Company’s total issued and outstanding Common Stock, from the certain sellers in accordance with common stock purchase agreements (collectively, the “Stock Purchase Agreements”). The Stock Purchase Agreements were negotiated in arm’s length transactions.

On May 7, 2021, the Company received written consents in lieu of a meeting of Stockholders from holders of Common Stock voting securities representing 92.54% of the total issued and outstanding voting power of the 3,660,000 shares of Common Stock of the Company (the “Majority Stockholders”) to authorize the Company’s Board of Directors to approve an increase of authorized shares of Common Stock from 75,000,000 to 500,000,000 (the “Increase”), par value $0.001 per share.

On May 7, 2021, the Board of Directors of the Company approved the Increase, subject to Stockholder approval. The Majority Stockholders approved the Increase by written consent in lieu of a meeting on May 7, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 21, 2021, we engaged Weinberg & Company, P.A. as our independent registered public accounting firm. This was approved by the Company’s Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of January 31, 2020. Based on this evaluation, our principal executive officer and financial officer concluded that as of January 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weakness identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended January 31, 2020, are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of January 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective as of January 31, 2020 and identified the material weaknesses described below.

Description of Material Weaknesses and Management’s Remediation Initiatives

The following material weaknesses in our internal control over financial reporting were identified by management as of January 31, 2020:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. The Company did not maintain adequate segregation of duties within its accounting processes. Specifically, due to the size of the Company, these duties were often performed by the same person which creates a lack of review over the financial reporting process. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Leung Chi Ping	67	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors

The executive officer and director named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officer and director.

Leung Chi Ping, 67, is the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of the Company. Mr. Leung is a Chartered Certified Accountant and a Chartered Banker. His early career included underwriting for a reinsurance company in Japan, which earned him the award of the Ten Outstanding Young Persons in Industry and Commerce of Hong Kong in 1991. His later career was as CEO of the Delta Asia Financial Group in Hong Kong, Macao and Southern China, from 2008 to 2014. Mr. Leung holds a master’s degree in business administration as well as in air transport management. He is now involved with business jet and aeromedical evacuation businesses.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of one member who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (though the Company may have a plan to list on the NASDAQ Global Market later). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

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

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an exploration stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our director or officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our director or officer. Other than as described above, we are not aware of any other conflicts of interest with our executive officer or director.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended January 31, 2020 and 2019:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tan Sri Barry Goh Ming Choon (1)	2020	-	-	-	-	-	-	-	$-

Tan Sri Barry Goh Ming Choon (1)	2019	-	-	-	-	-	-	-	$-

(1) Tan Sri Barry Goh Ming Choon resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Treasurer, Secretary and Director on May 4, 2021.

None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K. We currently do not pay any compensation to our directors serving on our Board of Directors.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

We do not have an employment or consulting agreement with any officers or Directors.

DIRECTORS’ COMPENSATION

The following table sets forth directors’ compensation as of January 31, 2020 (2019: Nil)

Name	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tan Sri Barry Goh Ming Choon (1)	-	-	-	-	-	-	-	$-

(1)	Tan Sri Barry Goh Ming Choon resigned as director on May 4, 2021.

COMPENSATION DISCUSSION AND ANALYSIS

DIRECTOR COMPENSATION

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

EXECUTIVE COMPENSATION PHILOSOPHY

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of Common Stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 31, 2020, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,660,000 shares of our Common Stock issued and outstanding as of January 31, 2020. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our Common Stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	Tan Sri Barry Goh Ming Choon President, CEO, CFO, Secretary, Treasurer and Director, A-07-01, Block A, Level 7, Sky Park One City Jalan USJ25/1, 47650 Subang Jaya Selangor Darul Ehsan, Malaysia (1)	Nil	0%
All executive officers and directors as a group (1 person)		Nil	0%

(1)	Tan Sri Barry Goh Ming Choon resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors on May 4, 2021.

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

	For the Year Ended January 31, 2020	For the Year Ended January 31, 2019
Audit fees	$-	$5,500
Audit related fees	3,180	4,896
Total	$3,180	$10,396

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by Weinberg & Company, P.A. (2019) and Total Asia Associates PLT (2018) were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Changes in Control of Registrant, Departure of Director and Appointment of Director dated May 4, 2021 (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer*

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on May 5, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODENZA CORP.
(Name of Registrant)

Date: May 28, 2021

	By:	/s/ Leung Chi Ping
Leung Chi Ping
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Odenza Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Odenza Corp. (the “Company”) as of January 31, 2020, the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended January 31, 2020 the Company incurred a net loss, and at January 31, 2020 had a shareholder’s deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

/s/ Weinberg & Company, P.A.

Los Angeles, California

May 28, 2021

TOTAL ASIA ASSOCIATES PLT (LLP0016837-LCA & AF002128) Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189 Off Jalan Tun Razak, 50400 Kuala Lumpur Tel : (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Odenza Corp.

A-07-01, Block A, Level 7

Sky Park One City, Jalan USJ25/1

47650 Subang Jaya

Selangor Darul Ehsan, Malaysia

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Odenza Corp. (the ‘Company’) as of January 31, 2019, and the related statements of income, stockholders’ equity, and cash flows for the year in the period ended of January 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019, and the results of its operations and its cash flows for the year in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018. In 2021 we became the predecessor auditor.

Kuala Lumpur, Malaysia

February 28, 2019

ODENZA CORP.

BALANCE SHEETS

AS OF JANUARY 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	January 31, 2020		January 31, 2019
ASSETS	$		$
Current assets
Prepayments and deposits		-		-

Total current assets		-		-

TOTAL ASSETS		$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities		$14,372		$18,736
Due to a related party		212,249		188,929

Total liabilities		226,621		207,665

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized 3,660,000 shares issued and outstanding, respectively		3,660		3,660
Additional paid-in capital		27,840		27,840
Accumulated deficit		(258,121)		(239,165)

TOTAL STOCKHOLDERS’ DEFICIT		(226,621)		(207,665)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$-		$-

See accompanying notes to financial statements.

F-4

ODENZA CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	Year ended January 31, 2020	Year ended January 31, 2019,

Revenues	$-	$-

Operating expenses
General and administrative	18.956	22,942
Net loss	$18,956	$22,942
Net loss per share-basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding	3,660,000	3,660,000

See accompanying notes to financial statements.

ODENZA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2019 AND 2020

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, January 31, 2018	3,660,000	$3,660	$27,840	$(216,223)	$(184,723)
Net loss	-	-	-	(22,942)	(22,942)
Balance, January 31, 2019	3,660,000	$3,660	$27,840	$(239,165)	$(207,665)
Net loss	-	-	-	(18,956)	(18,956)
Balance, January 31, 2020	3,660,000	$3,660	$27,840	$(258,121)	$(226,621)

See accompanying notes to financial statements

ODENZA CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2020 AND 2019

(Expressed in U.S. Dollars)

	Year ended January 31, 2020	Year ended January 31, 2019

CASH FLOWS FROM OPERARING ACTIVITIES
Net loss	$(18,956)	$(22,942)
Change in operating assets and liabilities
Prepayments	-	2,606
Accrued liabilities	(4,364)	12,376
NET CASH USED IN OPERATION	(23,320)	(7,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	23,320	7,960
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,320	7,960

INCREASE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, ENDING OF YEAR	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

See accompanying notes to financial statements.

ODENZA CORP.

NOTES TO THE FINANCIALS STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2020 AND 2019

(Expressed in U.S. Dollars)

1. NATURE OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is January 31.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended January 31, 2020, the Company incurred a net loss of $18,956, and at January 31, 2020, had a shareholder’s deficit of $226,621. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred losses since inception resulting in an accumulated deficit of $258,121 at January 31, 2020, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or obtain further loans from related parties as needed.

COVID-19

The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. The Company monitors guidance from national and local public health authorities and has implemented health and safety precautions and protocols in response to these guidelines. The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify at this time.

Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates for the accruals of potential liabilities.

Financial instruments

The Company follows the guidance of Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures”, with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company believes the carrying amount reported in the balance sheet for accrued liabilities, and due to related party, approximate their fair values because of the short-term nature of these financial instruments.

Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income (loss) in the period that includes the enactment date.

Net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. At January 31, 2020 and 2019, the Company had no outstanding common stock equivalents.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. RELATED PARTY TRANSACTIONS

As of January 31, 2020 and 2019, the Company owed $212,249 and $188,929 respectively to its Chief Executive Officer for funds advanced to the Company. The amounts are unsecured, are non-interest bearing and are payable on demand.

3. INCOME TAXES

The Company had no income tax expense for the years ended January 31, 2020 or 2019. A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the year ended January 31, 2020	For the year ended January 31, 2019

Loss before income tax:	$(18,956)	$(22,942)
United States of America statutory income tax rate	21%	21%
Income tax benefit computed at statutory income tax rate	(3,981)	(4,818)
Change in valuation allowance	3,981	4,818
Income tax provision	$-	$-

Components of deferred tax assets:
Net operating loss carry forwards	$54,207	$50,226
Less: valuation allowance	(54,207)	(50,226)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, “Accounting for Income Taxes”, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the year ended January 31, 2021, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of January 31, 2020, no liability for unrecognized tax benefits was required to be recorded or disclosed.

The Company has not filed income tax returns in the United States of America. Upon filing there could be penalties and interest assessed. As the Company has incurred losses since inception there is no anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplemental information associated with foreign ownership, debt and equity position. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined that such penalties, if any, would not be expected to be material.

4. SUBSEQUENT EVENTS

On May 4, 2021, our principal offices were relocated from Malaysia to Hong Kong.

On May 4, 2021, Tan Sri Barry resigned from all positions with the Company, including that of President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors. On May 4, 2021, Mr. Leung Chi Ping (“Mr. Leung”), was appointed as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company.

On May 4, 2021, Mr. Leung, Alexander Patrick Brazendale, Christopher David Brazendale, Adventure Air Race Investment Limited, Adventure Air Race Talents Limited, and William Alexander Cruickshank acquired 3,386,800 shares of the Company’s common stock, representing approximately 92.54% of the Company’s issued and outstanding common stock.

On May 7, 2021, shareholders authorized the Company’s Board of Directors to approve an increase of authorized shares of Common Stock from 75,000,000 to 500,000,000.

