Form 10-Q
period 2020-04-30
Odenza Corp.
filed 2021-06-01
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File No. 000-54301

ODENZA CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22/F., Wanchai Central Building,

89 Lockhart Road,

Wan Chai,

Hong Kong

(Address of principal executive offices, zip code)

Tel: +852 9027 2707

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [X] Smaller reporting company [X] Emerging growth company [  ]

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]. No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 28, 2021, there were 3,660,000 shares of common stock, $0.001 par value per share, outstanding.

ODENZA CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED APRIL 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ODENZA CORP.

CONDENSED BALANCE SHEETS

AS OF APRIL 30, 2020 AND JANUARY 31, 2020

(Expressed in U.S. Dollars)

	April 30, 2020	January 31, 2020
	(Unaudited)
ASSETS	$	$
Current assets
Total assets	$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$15,544		$14,372
Due to a related party	212,249		212,249
Total liabilities	227,793		226,621

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized 3,660,000 shares issued and outstanding, respectively	3,660		3,660
Additional paid in capital	27,840		27,840
Accumulated deficit	(259,293)		(258,121)
Total stockholders’ deficit	(227,793)		(226,621)
Total liabilities and stockholders’ deficit	$-		$-

See accompanying notes to the condensed financial statements.

4

ODENZA CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2020 AND 2019

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended April 30,
	2020	2019

Revenues	$-	$-
Operation expenses
General and administrative	1,172	6,496
Net loss	$1,172	$6,496

Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000

See accompanying notes to the condensed financial statements.

ODENZA CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 31, 2020 AND 2019

(Expressed in U.S. Dollars)

  Three months ended April 30, 2020 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, January 31, 2020	3,660,000	$3,660	$27,840	$(258,121)	$(226,621)
Net loss	-	-	-	(1,172)	(1,172)
Balance, April 30, 2020	3,660,000	$3,660	$27,840	$(259,293)	$(227,793)

Three months ended April 30, 2019 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, January 31, 2019	3,660,000	$3,660	$27,840	$(239,165)	$(207,665)
Net loss	-	-	-	(6,496)	(6,496)
Balance, April 30, 2019	3,660,000	$3,660	$27,840	$(245,661)	$(214,161)

See accompanying notes to the condensed financial statements.

ODENZA CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2020 AND 2019

(Expressed in U.S. Dollars)

(Unaudited)

	Three months	Three months
	ended	ended
	April 30, 2020	April 30, 2019

Cash Flows From Operating Activities
Net loss	$(1,172)	$(6,496)
Change in operating liabilities
Accrued liabilities	1,172	6,496
Net cash used in operations	-	-

Cash Flows From Financing Activities
Due to a related party	-	-
Net cash provided by financing activities	-	-
Increase in cash	-	-
Cash, beginning of period	-	-

Cash, ending of period	-	-

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-
Income taxes	-	-

See accompanying notes to the condensed financial statements.

ODENZA CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2020 AND 2019

(Expressed in U.S. Dollars)

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended January 31, 2020, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending January 31, 2021.

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the three months ended April 30, 2020, the Company incurred a net loss of $1,172, and at April 30, 2020, had a shareholder’s deficit of $227,793. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s January 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. At April 30, 2020 and 2019, the Company had no outstanding common stock equivalents.

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

2. RELATED PARTY TRANSACTIONS

As of April 30, 2020 and 2019, the Company owed $212,249 to its Chief Executive Officer for funds advanced to the Company. The amounts are unsecured, are non-interest bearing, and are payable on demand.

3. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Odenza Corp., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the January 31, 2020 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended January 31, 2020 (File No. 000-54301), as filed with the SEC on May 28, 2021. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

Odenza Corp. (the “Company” or “we”) was incorporated in the State of Nevada on July 16, 2009 and has a fiscal year end of January 31.

Going Concern

The Company has no operations or revenues since inception and consequently has incurred recurring losses since inception. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s January 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern No revenues are anticipated until we complete the Plan of Operation described in this Form 10-K and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to April 30, 2020, we raised a total of $31,500 from private offerings of our Common Stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

In preparing these condensed financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the accompanying financial statements.

PLAN OF OPERATION

Our principal offices were relocated from A-07-01, Block A, Level 7, Sky Park One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia to 22/F., Wanchai Central Building, 89 Lockhart Road, Wan Chai, Hong Kong effective from May 4, 2021.

From inception to April 30, 2020, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three Months Ended April 30, 2020 and 2019

We recorded no revenue for the three months ended April 30, 2020 and 2019.

For the three months ended April 30, 2020, office and general expenses were $0, and professional fees were $1,172. For the three months ended April 30, 2019, office and general expenses were $4,800, and professional fees were $1,696.

Liquidity and Capital Resources

At April 30, 2020, we had no cash balance. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to maintain our operations and to pay our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our Common Stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2020. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of April 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30, 2020, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Changes in Control of Registrant, Departure of Director and Appointment of Director dated May 4, 2021 (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on May 5, 2021.

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

ODENZA CORP.
(Name of Registrant)

Date: May 28, 2021	By:	/s/ Leung Chi Ping
	Name:	Leung Chi Ping
	Title:	President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

