Form 10-Q
period 2020-10-31
Odenza Corp.
filed 2021-06-01
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

ENDED OCTOBER 31, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ODENZA CORP.

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2020 AND JANUARY 31, 2020

(Expressed in U.S. Dollars)

	October 31, 2020	January 31, 2020
	(Unaudited)
ASSETS	$	$
Current assets
Total assets	$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$17,888		$14,372
Due to related party	212,249		212,249
Total liabilities	230,137		226,621

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized 3,660,000 shares issued and outstanding, respectively	3,660		3,660
Additional paid in capital	27,840		27,840
Accumulated deficit	(261,637)		(258,121)
Total stockholders’ deficit	(230,137)		(226,621)
Total liabilities and stockholders’ deficit	$-		$-

See accompanying notes to the condensed financial statements.

ODENZA CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	1,172	5,230	3,516	15,958
Net loss	$1,172	$5,230	$3,516	$15,958

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000	3,660,000	3,660,000

See accompanying notes to the condensed financial statements.

ODENZA CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

Three months ended October 31, 2020 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, July 31, 2020	3,660,000	3,660	27,840	(260,465)	(228,965)
Net loss	-	-	-	(1,172)	(1,172)
Balance, October 31, 2020	3,660,000	$3,660	$27,840	$(261,637)	$(230,137)

Nine months ended October 31, 2020 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, January 31, 2020	3,660,000	$3,660	$27,840	$(258,121)	$(226,621)
Net loss	-	-	-	(3,516)	(3,516)
Balance, October 31, 2020	3,660,000	$3,660	$27,840	$(261,637)	$(230,137)

Three months ended October 31, 2019 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, July 31, 2019	3,660,000	3,660	27,840	(249,893)	(218,393)
Net loss	-	-	-	(5,230)	(5,230)
Balance, October 31, 2019	3,660,000	$3,660	$27,840	$(255,123)	$(223,623)

Nine months ended October 31, 2019 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, January 31, 2019	3,660,000	$3,660	$27,840	$(239,165)	$(207,665)
Net loss	-	-	-	(15,958)	(15,958)
Balance, October 31, 2019	3,660,000	$3,660	$27,840	$(255,123)	$(223,623)

See accompanying notes to the condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months	Nine months
	ended	ended
	October 31, 2020	October 31, 2019

Cash Flows From Operating Activities:
Net loss	$(3,516)	$(15,958)
Change in operating liabilities
Accrued liabilities	3,516	5,522
Net cash used in operations	-	(10,436)

Cash Flows From Financing Activities:
Due to related party	-	10,436
Net cash provided by financing activities	-	10,436
Increase in cash	-	-
Cash, beginning of period	-	-

Cash, end of period	-	-

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-
Income taxes	-	-

See accompanying notes to the condensed financial statements.

ODENZA CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Expressed in U.S. Dollars)

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended January 31, 2020, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the year ending January 31, 2021.

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the nine months ended October 31, 2020, the Company incurred a net loss of $3,516, and at October 31, 2020, had a shareholder’s deficit of $230,137. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s January 31, 2020 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. At October 31, 2020 and 2019, the Company had no outstanding common stock equivalents.

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

2. RELATED PARTY TRANSACTIONS

As of October 31, 2020 and 2019, the Company owed $212,249 to its Chief Executive Officer for funds advanced to the Company. The amounts are unsecured, are non-interest bearing, and are payable on demand.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to October 31, 2020, we raised a total of $31,500 from private offerings of our Common Stock.

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

From inception to October 31, 2020, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three and Nine Months Ended October 31, 2020 and 2019

We recorded no revenue for the three and nine months ended October 31, 2020 and 2019.

For the three months ended October 31, 2020, office and general expenses were $0 and professional fees were $1,172. For the nine months ended October 31, 2020, office and general expenses were $0, and professional fees were $3,516.

For the three months ended October 31, 2019, office and general expenses were $3,534, and professional fees were $1,696. For the nine months ended October 31, 2019, office and general expenses were $10,870, and professional fees were $5,088.

Liquidity and Capital Resources

At October 31, 2020, we had no cash balance. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 6 months. We will need to raise funds to maintain our operations and to pay our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our Common Stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2020. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2020, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

