Form 10-K
period 2021-01-31
Odenza Corp.
filed 2021-06-01
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

ODENZA CORP.

FORM 10-K

For the Fiscal Year Ended January 31, 2021

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

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

On July 16, 2009, the Company was incorporated under the laws of the State of Nevada. From inception to January 31, 2021, the Company has had limited business operations and has no revenues generated from operations since incorporation.

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

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended April 30, 2020	$0.35	$0.35
Three Months Ended July 31, 2020	$0.35	$0.35
Three Months Ended October 31, 2020	$0.35	$0.35
Three Months Ended January 31, 2021	$0.35	$0.35

HOLDERS

As of January 31, 2021, we had 3,660,000 shares of our Common Stock par value, $.001 issued and outstanding. There were 65 beneficial owners of our Common Stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended January 31, 2021.

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

GOING CONCERN

The Company has no operations or revenues since inception and consequently has incurred recurring losses since inception. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s January 31, 2021 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern No revenues are anticipated until we complete the Plan of Operation described in this Form 10-K and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to January 31, 2021, we raised a total of $31,500 from private offerings of our Common Stock.

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

RESULTS OF OPERATIONS

Year Ended January 31, 2021 and Year Ended January 31, 2020

We recorded no revenue for the years ended January 31, 2021 and 2020.

For the year ended January 31, 2021, office and general expenses were $0, and professional fees were $34,688.

For the year ended January 31, 2020, office and general expenses were $0, and professional fees were $18,956.

Liquidity and Capital Resources

At January 31, 2021, we had no cash balance and $261,309 in outstanding liabilities, including $212,249 due to a director. We do not have sufficient cash on hand to fund our ongoing operational expenses for the next 6 months. We will need to raise funds to maintain our operations and to pay our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our Common Stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2021, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of January 31, 2021. Based on this evaluation, our principal executive officer and financial officer concluded that as of January 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weakness identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended January 31, 2021, are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

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

As of January 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective as of January 31, 2021 and identified the material weaknesses described below.

Description of Material Weaknesses and Management’s Remediation Initiatives

The following material weaknesses in our internal control over financial reporting were identified by management as of January 31, 2021:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended January 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tan Sri Barry Goh Ming Choon (1)	2021	-	-	-	-	-	-	-	$-

Tan Sri Barry Goh Ming Choon (1)	2020	-	-	-	-	-	-	-	$-

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

The following table sets forth directors’ compensation as of January 31, 2021 (2020: Nil)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of January 31, 2021, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,660,000 shares of our Common Stock issued and outstanding as of January 31, 2021. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our Common Stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	Tan Sri Barry Goh Ming Choon President, CEO, CFO, Secretary, Treasurer and Director A-07-01, Block A, Level 7, Sky Park One City Jalan USJ25/1, 47650 Subang Jaya Selangor Darul Ehsan, Malaysia (1)	Nil	0%
All executive officers and directors as a group (1 person)		Nil	0%

(1)	Tan Sri Barry Goh Ming Choon resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors on May 4, 2021.

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

	For the Year Ended January 31, 2021	For the Year Ended January 31, 2020
Audit fees	$30,000	$-
Audit related fees	-	3,180
Total	$30,000	$3,180

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements by Weinberg & Company, P.A. (2021 and 2020) were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Changes in Control of Registrant, Departure of Director and Appointment of Director dated May 4, 2021 (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer*

32.1	Section 1350 Certification of principal executive officer and principal finanacial officer*

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on May 5, 2021.

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
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Odenza Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Odenza Corp. (the “Company”) as of January 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended January 31, 2021, the Company incurred a net loss, and at January 31, 2021 had a shareholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As described further in Note 1 to the financial statements, the Company has incurred losses since inception, and expects to incur additional losses in the future. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter due to inherent complexities and uncertainties related to the Company’s projections of operations. Auditing management’s going concern assessment involved especially challenging auditor judgment and audit effort due to the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated the reasonableness of key assumptions underlying management’s conclusion
●	We assessed management’s projections in the context of other audit evidence obtained during the audit and historical performance to determine whether it was contradictory to the conclusion reached by management.

We have served as the Company’s auditor since 2021.

/s/ Weinberg & Company, P.A.

Los Angeles, California

May 28, 2021

ODENZA CORP.

BALANCE SHEETS

AS OF JANUARY 31, 2021 AND 2020

 (Expressed in U.S. Dollars)

	January 31, 2021		January 31, 2020
ASSETS	$		$
Current assets
TOTAL ASSETS		$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities		49,060		14,372
Due to related party		212,249		212,249

Total liabilities		261,309		226,621

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized 3,660,000 shares issued and outstanding, respectively		3,660		3,660
Additional paid-in capital		27,840		27,840
Accumulated deficit		(292,809)		(258,121)

TOTAL STOCKHOLDERS’ DEFICIT		(261,309)		(226,621)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$-		$-

See accompanying notes to financial statements.

F-3

ODENZA CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2021 AND 2020

(Expressed in U.S. Dollars)

	Year ended January 31, 2021	Year ended January 31, 2020,

Revenues	$-	$-

Operating expenses	-	-
General and administrative	34,688	18,956
Net loss	$34,688	$18,956
Net loss per share-basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding-basic and diluted	3,660,000	3,660,000

See accompanying notes to financial statements.

ODENZA CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2020 AND 2021

 (Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, January 31, 2019	3,660,000	$3,660	$27,840	$(239,165)	$(207,665)
Net loss	-	-	-	(18,956)	(18,956)
Balance, January 31, 2020	3,660,000	3,660	27,840	(258,121)	(226,621)
Net loss	-	-	-	(34,688)	(34,688)
Balance, January 31, 2021	3,660,000	$3,660	$27,840	$(292,809)	$(261,309)

See accompanying notes to financial statements

ODENZA CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2021 AND 2020

(Expressed in U.S. Dollars)

	Year ended January 31, 2021	Year ended January 31, 2020

CASH FLOWS FROM OPERARING ACTIVITIES:
Net loss	$(34,688)	$(18,956)
Change in operating liabilities
Accrued liabilities	34,688	(4,364)
NET CASH USED IN OPERATION	-	(23,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	-	23,320
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	23,320

INCREASE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

See accompanying notes to financial statements.

ODENZA CORP.

NOTES TO THE FINANCIALS STATEMENTS

(Expressed in U.S. Dollars)

1. NATURE OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is January 31.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended January 31, 2021, the Company incurred a net loss of $34,688, and at January 31, 2021, had a shareholder’s deficit of $261,309. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred losses since inception resulting in an accumulated deficit of $292,809 at January 31, 2021, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or obtain further loans from related parties as needed.

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

Net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. At January 31, 2021 and 2020, the Company had no outstanding common stock equivalents.

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

2. RELATED PARTY TRANSACTIONS

As of January 31, 2021 and 2020, the Company owed $212,249 to its Chief Executive Officer for funds advanced to the Company. The amounts are unsecured, are non-interest bearing and are payable on demand.

3. INCOME TAXES

The Company had no income tax expense for the years ended January 31, 2021 or 2020. A reconciliation of the income tax expense determined at the statutory income tax rate to the Company’s income taxes is as follows:

	For the year ended January 31, 2021	For the year ended January 31, 2020

Loss before income tax:	$(34,688)	$(18,956)
United States of America statutory income tax rate	21%	21%
Income tax benefit computed at statutory income tax rate	(7,285)	(3,981)
Change in valuation allowance	7,285	3,981
Income tax provision	$-	$-

Components of deferred tax assets:
Net operating loss carry forwards	$61,492	$54,207
Less: valuation allowance	(61,492)	(54,207)
Net deferred tax asset	$-	$-

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

