Form 10-Q
period 2021-07-31
Odenza Corp.
filed 2021-09-10
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging growth company ☐

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒. No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 10, 2021, there were 3,660,000 shares of common stock, $0.001 par value per share, outstanding.

ODENZA CORP.

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD ENDED
JULY 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ODENZA CORP.

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2021 AND JANUARY 31, 2021

(Expressed in U.S. Dollars)

	July 31, 2021	January 31, 2021
	(Unaudited)
ASSETS	$	$
Current asset
Total assets	$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	$4,755		$49,060
Due to related party-former CEO	-		212,249
Due to officer	47,044		-
Total liabilities	51,799		261,309

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized 3,660,000 shares issued and outstanding, respectively	3,660		3,660
Additional paid in capital	240,089		27,840
Accumulated deficit	(295,548)		(292,809)
Total stockholders’ deficit	(51,799)		(261,309)
Total liabilities and stockholders’ deficit	$-		$-

See accompanying notes to the condensed financial statements.

ODENZA CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2021 AND 2020

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	(1,567)	(1,172)	(2,739)	(2,344)
Net loss	$(1,567)	$(1,172)	$(2,739)	$(2,344)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	3,660,000	3,660,000	3,660,000	3,660,000

See accompanying notes to the condensed financial statements.

ODENZA CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2021 AND 2020

(Expressed in U.S. Dollars)

Three months ended July 31, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, April 30, 2021	3,660,000	3,660	27,840	(293,981)	(262,481)
Capital contribution due to write-off of related party payable due to former CEO	-	-	212,249	-	212,249
Net loss	-	-	-	(1,567)	(1,567)
Balance, July 31, 2021	3,660,000	$3,660	$240,089	$(295,548)	$(51,799)

Six months ended July 31, 2021 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, January 31, 2021	3,660,000	$3,660	$27,840	$(292,809)	$(261,309)
Capital contribution due to write-off of related party payable due to former CEO	-	-	212,249	-	212,249
Net loss	-	-	-	(2,739)	(2,739)
Balance, July 31, 2021	3,660,000	$3,660	$240,089	$(295,548)	$(51,799)

Three months ended July 31, 2020 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, April 30, 2020	3,660,000	3,660	27,840	(259,293)	(227,793)
Net loss	-	-	-	(1,172)	(1,172)
Balance, July 31, 2020	3,660,000	$3,660	$27,840	$(260,465)	$(228,965)

Six months ended July 31, 2020 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, January 31, 2020	3,660,000	$3,660	$27,840	$(258,121)	$(226,621)
Net loss	-	-	-	(2,344)	(2,344)
Balance, July 31, 2020	3,660,000	$3,660	$27,840	$(260,465)	$(228,965)

See accompanying notes to the condensed financial statements.

ODENZA CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2021 AND 2020

(Expressed in U.S. Dollars)

(Unaudited)

	Six months ended	Six months ended
	July 31, 2021	July 31, 2020

Cash Flows From Operating Activities
Net loss	$(2,739)	$(2,344)
Change in operating liabilities:
Accrued liabilities	(44,305)	2,344
Net cash used in operations	(47,044)	-

Cash Flows From Financing Activities
Due to officer	47,044	-
Net cash provided by financing activities	47,044	-
Increase in cash	-	-
Cash, beginning of period	-	-

Cash, ending of period	-	-

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-
Income taxes	-	-

See accompanying notes to the condensed financial statements.

ODENZA CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2021 AND 2020

(Expressed in U.S. Dollars)

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnotes normally included by US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, as filed with the SEC. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the year ending January 31, 2022.

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the six months ended July 31, 2021, the Company incurred a net loss of $2,739, and at July 31, 2021, had a shareholder’s deficit of $51,799. This factor, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s January 31, 2021 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. At July 31, 2021 and 2020, the Company had no outstanding common stock equivalents.

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

2. RELATED PARTY TRANSACTIONS

As of July 31, 2021, the Company owed $47,044 to its Chief Executive Officer, Mr. Leung Chi Ping (appointed on May 4, 2021) for funds advanced to the Company. The amount is unsecured, is non-interest bearing, and is payable on demand.

For the three and six months ended July 31, 2021, the Company’s former Chief Executive Officer, Tan Sri Barry Goh Ming Choon (resigned on May 4, 2021) agreed to forgive and waive $212,249 due to him from the Company. This was recorded as a deemed capital contribution to the Company.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to July 31, 2021, we raised a total of $31,500 from private offerings of our Common Stock.

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

PLAN OF OPERATION

Our principal offices were relocated from A-07-01, Block A, Level 7, Sky Park One City, Jalan USJ 25/1, 47650 Subang Jaya, Selangor Darul Ehsan, Malaysia to 22/F., Wanchai Central Building, 89 Lockhart Road, Wan Chai, Hong Kong effective May 4, 2021.

From inception to July 31, 2021, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three and Six Months Ended July 31, 2021 and 2020

We recorded no revenue for the three and six months ended July 31, 2021 and 2020.

For the three and six months ended July 31, 2021, professional fees were $1,567 and $2,739, respectively.

For the three and six months ended July 31, 2020, professional fees were $1,172 and $2,344, respectively.

Liquidity and Capital Resources

At July 31, 2021, we had no cash balance. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to maintain our operations and to pay our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our Common Stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arrangement and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our Common Stock to fund our operations and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our Common Stock or any other form of additional financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2021. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31, 2021, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Changes in Control of Registrant, Departure of Director and Appointment of Director dated May 4, 2021 (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on May 5, 2021.

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

ODENZA CORP.
(Name of Registrant)

Date: September 10, 2021	By:	/s/ Leung Chi Ping
	Name:	Leung Chi Ping
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

