Form 10-KT
period 2021-12-31
Zhanling International Ltd
filed 2022-03-31
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2021 to December 31, 2021

Commission File Number: 000-54301

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

(Exact name of registrant issuer as specified in its charter)

Nevada	88-0981710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 305-306, 3/F., New East Ocean Centre,

No.9 Science Museum Road,

Tsim Sha Tsui,

Hong Kong 999077

(Address of principal executive offices, including zip code)

Tel: +8618628565646

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

YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of the Company’s Common Stock held by non-affiliates computed by reference to the closing bid price of the Company’s Common Stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

Not Applicable

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2022
Common Stock, $.001 par value	73,200

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

TRANSITION FORM 10-KT

For the Transition Period From February 1, 2021 to December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guaranteed of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Zhanling” are references to Zhanling International Limited., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

CORPORATE HISTORY

On July 16, 2009, the Company was incorporated under the laws of the State of Nevada.

William O’Neill (“Mr. O’Neill”) served as our Director, President and Chief Executive Officer, Secretary and Treasurer, from July 16, 2009, until February 4, 2013. In November 2010, we issued 2,500,000 shares (50,000 equivalent shares after adjusting for the one share for fifty share reverse stock split - see Note 7) of Common Stock to Mr. O’Neill, purchase price was par value or a total of $2,500. The cash received was used as working capital.

On February 4, 2013, Mr. O’Neill resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 4, 2013, (i) Tan Sri Barry Goh Ming Choon (“Tan Sri Barry”) was appointed as the Company’s President, Chief Executive Officer, Secretary and Chairman of the Board of Directors, (ii) Mr. C.K. Lee was appointed the Chief Financial Officer, Treasurer and a Director of the Company, (iii) and Messieurs Michael Teh Kok Lee, Dato’ John Looi Teh Sung, Dato’ Danny Goh Meng Keong, Law Boon Hee, Soo Kai Chee, and Gilbert Loke were appointed as Independent Directors of the Company.

On May 28, 2015, (i) Tan Sri Barry resigned from the positions with the Company, including that of President, Chief Executive Officer, Secretary and Director. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, (ii) and Messieurs Michael Teh Kok Lee, Dato’ John Looi Teh Sung, Dato’ Danny Goh Meng Keong, Law Boon Hee, Soo Kai Chee, and Gilbert Loke resigned from the position of director with the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On May 28, 2015, (i) Dato’ Lim Kah Chuan was appointed as the Company’s President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company (the “Board”). As of same day, Tan Sri Barry was appointed as the Company’s Chief Operating Officer and will continue to serve the Company in his capacity as Chief Operating Officer.

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

On April 29, 2016, Tan Sri Barry was appointed as the new Company’s President, Chief Executive Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

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

On May 4, 2021, Mr. Leung, Alexander Patrick Brazendale, Christopher David Brazendale, Adventure Air Race Investment Limited, Adventure Air Race Talents Limited, and William Alexander Cruickshank acquired control of 3,386,800 shares (67,736 equivalent shares after adjusting for the reserve stock split, see Note 7) of the Company’s restricted Common Stock, representing approximately 92.54% of the Company’s total issued and outstanding Common Stock, from the certain sellers in accordance with common stock purchase agreements (collectively, the “Stock Purchase Agreements”). The Stock Purchase Agreements were negotiated in arm’s length transactions.

On May 7, 2021, the Company received written consents in lieu of a meeting of Stockholders from holders of Common Stock voting securities representing 92.54% of the total issued and outstanding voting power of the 3,660,000 shares (73,200 equivalent shares after adjusting for the reserve stock split, see Note 7) of Common Stock of the Company (the “Majority Stockholders”) to authorize the Company’s Board of Directors to approve an increase of authorized shares of Common Stock from 75,000,000 to 500,000,000 (the “Increase”), par value $0.001 per share.

On May 7, 2021, the Board of Directors of the Company approved the Increase, subject to Stockholder approval. The Majority Stockholders approved the Increase by written consent in lieu of a meeting on May 7, 2021.

On June 17, 2021 the Company entered into a binding letter of intent (the “LOI”) for the purpose of doing a Share Exchange Agreement (“the Agreement”) to acquire Adventure Air Race Company Limited (“AARC”), a Nevada corporation. The acquisition is subject to (i) the consent of a majority ODZA’s shareholders and to the consent of each of AARC’s shareholders, and (ii) the completion of a two-year audit of AARC. The Share Exchange Agreement will result in a change of control. The Share Exchange Agreement contains, among other things, representations and warranties of the aforementioned Parties and covenants of the companies and the shareholders of AARC. Among other terms, ODZA will own all of the equity of AARC, equaling 130,329,341 shares of AARC’s stock, and representing all of its issued and outstanding shares. The AARC shareholders (the “Shareholders”) will own 84,000,000 newly issued shares of common stock of ODZA (the Common Stock”) representing approximately 95.82% of ODZA’s outstanding shares of Common Stock. As the result, AARC will hold no common shares of ODZA, as the wholly owned subsidiary of ODZA. As of the date of Transition form 10-KT, AARC did not complete the two years’ audit, ODZA and AARC terminated this agreement on 30 September, 2021. As of the date of this report, the closing of the AARC Equity Transfer has not occurred.

On December 3, 2021, Mr. Liang Zhao acquired control of 1,427,400 shares (28,548 equivalent shares after adjusting for the reserve stock split, see Note 7) of the Company’s restricted common stock, representing approximately 39% of the Company’s total issued and outstanding common stock; and Xiangchen Li acquired control of 1,226,600 shares (24,532 equivalent shares after adjusting for the reserve stock split, see Note 7) of the Company’s restricted common stock, representing approximately 33.51% of the Company’s total issued and outstanding common stock, from the certain sellers in accordance with common stock purchase agreements (collectively, the “Stock Purchase Agreements”). The Stock Purchase Agreements were negotiated in arm’s- length transactions.

On December 3, 2021, Chi Ping Leung resigned from all positions with the Company, including but not limited to, that of the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Chi Ping Leung has been the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company since May 2021.

On December 3, 2021, Mr. Alexander Patrick Brazendale resigned from the Chief Marketing Officer of the Company. Mr. Christopher David Brazendale resigned from Chief Operating Officer of the Company. Mr. William Alexander Cruickshank resigned from Chief Racing Officer of the Company. Ms. Wing Man Fok resigned from the Secretary and Treasurer of the Company.

On December 3, 2021, Mr. Liang Zhao was appointed as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company.

Effective February 17, 2022, the Board of Directors of Zhanling International Ltd (formerly known as Odenza Corp.) (the “Company”) approved a resolution changing the Company’s fiscal year from January 31 to December 31 of each calendar year, effective as of the same date.

DESCRIPTION OF BUSINESS

Our principal offices were relocated from 22/F., Wanchai Central Building, 89 Lockhart Road, Wan Chai, Hong Kong to Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui,, Hong Kong effective from December 3, 2021.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to December 31, 2021, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

CHANGE IN FISCAL YEAR

On February 17, 2022, our Board of Directors approved a change in our fiscal year from January 31 to December 31, effective as at the same date. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Transition Report on Form 10-KT are for the eleven months ended December 31, 2021, and our fiscal year 2021 is for the twelve months ended January 31, 2021 unless otherwise noted. As such, our fiscal year 2021, or fiscal 2021, refers to the period from February 1, 2021 to December 31, 2021. This Transition Report on Form 10-KT also includes an unaudited statement of operations for the comparable stub period of February 1, 2020 to December 31, 2020; see Note 6 for additional information.

RESERVE STOCK SPLIT

Effective on March 16, 2022, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). As of December 31, 2021 and immediately prior to the Reverse Stock Split, there were 3,660,000 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 73,200 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our current business office is located at Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong. Our telephone number is +8618628565646

No rental expense was paid or payable for the office.

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

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended April 30, 2021	$0.35	$0.35
Three Months Ended July 31, 2021	$0.35	$0.35
Three Months Ended October 31, 2021	$0.35	$0.35
Two Months Ended December 31, 2021	$0.35	$0.35

HOLDERS

As of December 31, 2021, we had 3,660,000 shares of our Common Stock par value, $.001 issued and outstanding. There were 55 beneficial owners of our Common Stock. On March 16, 2022, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company has 73,200 shares of common stock issued and outstanding.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the transition period from February 1, 2021 to December 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Zhanling International Ltd (formerly known as Odenza Corp.) (the “Company” or “we”) was incorporated in the State of Nevada on July 16, 2009 and the Company is a development-stage company which intended to acquire companies in large consumption platform in China. The Company’s sole purpose currently is to target and complete a merger or acquisition with a private entity.

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

On May 4, 2021, Mr. Leung, Alexander Patrick Brazendale, Christopher David Brazendale, Adventure Air Race Investment Limited, Adventure Air Race Talents Limited, and William Alexander Cruickshank acquired control of 3,386,800 shares (67,736 equivalent shares after adjusting for the reserve stock split) of the Company’s restricted Common Stock, representing approximately 92.54% of the Company’s total issued and outstanding Common Stock, from the certain sellers in accordance with common stock purchase agreements (collectively, the “Stock Purchase Agreements”). The Stock Purchase Agreements were negotiated in arm’s length transactions.

On May 7, 2021, the Company received written consents in lieu of a meeting of Stockholders from holders of Common Stock voting securities representing 92.54% of the total issued and outstanding voting power of the 3,660,000 shares (73,200 equivalent shares after adjusting for the reserve stock split) of Common Stock of the Company (the “Majority Stockholders”) to authorize the Company’s Board of Directors to approve an increase of authorized shares of Common Stock from 75,000,000 to 500,000,000 (the “Increase”), par value $0.001 per share.

On May 7, 2021, the Board of Directors of the Company approved the Increase, subject to Stockholder approval. The Majority Stockholders approved the Increase by written consent in lieu of a meeting on May 7, 2021.

On June 17, 2021 the Company entered into a binding letter of intent (the “LOI”) for the purpose of doing a Share Exchange Agreement (“the Agreement”) to acquire Adventure Air Race Company Limited (“AARC”), a Nevada corporation. The acquisition is subject to (i) the consent of a majority ODZA’s shareholders and to the consent of each of AARC’s shareholders, and (ii) the completion of a two-year audit of AARC. The Share Exchange Agreement will result in a change of control. The Share Exchange Agreement contains, among other things, representations and warranties of the aforementioned Parties and covenants of the companies and the shareholders of AARC. Among other terms, ODZA will own all of the equity of AARC, equaling 130,329,341 shares of AARC’s stock, and representing all of its issued and outstanding shares. The AARC shareholders (the “Shareholders”) will own 84,000,000 newly issued shares of common stock of ODZA (the Common Stock”) representing approximately 95.82% of ODZA’s outstanding shares of Common Stock. As the result, AARC will hold no common shares of ODZA, as the wholly owned subsidiary of ODZA. As of the date of Transition form 10-KT, AARC did not complete the two years’ audit, ODZA and AARC terminated this agreement on 30 September, 2021. As of the date of this report, the closing of the AARC Equity Transfer has not occurred.

On December 3, 2021, Mr. Liang Zhao acquired control of 1,427,400 shares (28,548 equivalent shares after adjusting for the reserve stock split, see note 7) of the Company’s restricted common stock, representing approximately 39% of the Company’s total issued and outstanding common stock; and Xiangchen Li acquired control of 1,226,600 shares (24,532 equivalent shares after adjusting for the reserve stock split, see note 7) of the Company’s restricted common stock, representing approximately 33.51% of the Company’s total issued and outstanding common stock, from the certain sellers in accordance with common stock purchase agreements (collectively, the “Stock Purchase Agreements”). The Stock Purchase Agreements were negotiated in arm’s- length transactions.

On December 3, 2021, Chi Ping Leung resigned from all positions with the Company, including but not limited to, that of the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Chi Ping Leung has been the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company since May 2021.

On December 3, 2021, Mr. Alexander Patrick Brazendale resigned from the Chief Marketing Officer of the Company. Mr. Christopher David Brazendale resigned from Chief Operating Officer of the Company. Mr. William Alexander Cruickshank resigned from Chief Racing Officer of the Company. Ms. Wing Man Fok resigned from the Secretary and Treasurer of the Company.

On December 3, 2021, Mr. Liang Zhao was appointed as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company.

GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2021, the Company suffered an accumulated deficit of $310,139 and net loss of $17,330. The continuation of the Company as a going concern through December 31, 2021 is dependent upon improving the profitability and the continuing financial support from its stockholders and directors. Management believes the existing shareholders and directors or external financing will provide the additional cash to meet the Company’s obligations as they become due.

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the Plan of Operation described in this Transition Form 10-KT and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

CHANGE IN FISCAL YEAR

On February 17, 2022, our Board of Directors approved a change in our fiscal year end from January 31 to December 31. As a result, our results of operations, cash flows and all transactions impacting shareholders equity presented in this Transition Report on Form 10-KT are for the eleven months ended December 31, 2021 and our fiscal year ended January 31 2021, unless otherwise noted. As such, our fiscal year 2021, or fiscal 2021, refers to the period from February 1, 2021 to December 31, 2021. This Transition Report on Form 10-KT also includes an unaudited statement of operations for the comparable stub period of February 1, 2020 to December 31, 2020; see Note 6 to the Financial Statements for additional information. The discussion below provides a comparison for the eleven-month transition period ended December 31, 2021 to the eleven-month stub period ended December 31, 2020  . All information for the eleven-month period ended December 31, 2020 is unaudited.

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

RESULTS OF OPERATIONS

Eleven Months Ended December 31, 2021 and Eleven Months Ended December 31, 2020

We recorded no revenue for the eleven months ended December 31, 2021 and December 31, 2020. From the period of July 16, 2009 (inception) to December 31, 2021, we recorded no revenues.

The result of operation expenses are primarily professional fees of $17,330 and $31,797 for the eleven months ended December 31, 2021 and December 31, 2020 respectively, reflecting a decrease of $14,467, or 45%. The expenses for the eleven months ended December 31, 2021 were primarily consisted of professional fees such as audit fees. The decrease in operation expenses was due to the decrease in annual audit fee and quarterly review fee.

Liquidity and Capital Resources

For the eleven months ended December 31, 2021 compared to eleven months ended December 31, 2020

As of December 31, 2021 and 2020, we had no cash on hand. Net cash used in operating activities for the eleven months ended December 31, 2021 was $62,051 as compared to net cash used in operating activities of $0 for the eleven months ended December 31, 2020. The cash used in operating activities was mainly driven by operating liability, primarily reduction in other payable and accrued liability, as the Company’s director provided the additional cash to meet the Company’s obligations as they become due.

We had no cash used in investing activities for the eleven months ended December 31, 2021 and 2020.

Net cash provided in financing activities for the eleven months ended December 31, 2021 was $62,051 as compared to net cash provided by financing activities of $0 for the eleven months ended December 31, 2020. The net cash provided by financing activities for the eleven months ended December 31, 2021 were mainly the loan advanced from related party $62,051 was forgiven, and recorded as a deemed capital contribution to the Company.

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

Subsequent Events

Effective February 17, 2022, the Board of Directors of Zhanling International Limited (formerly known as Odenza Corp.) (the “Company”) approved a resolution changing the Company’s fiscal year end date from January 31 to December 31 and determine to file a transition form 10-KT for the eleven-months period ending December 31, 2021, and the new fiscal year commenced January 1, 2022.

Effective on March 16, 2022, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). As of December 31, 2021 and immediately prior to the Reverse Stock Split, there were 3,660,000 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 73,200 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Transition Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 11, 2022, we engaged TAAD LLP. as our independent registered public accounting firm. This was approved by the Company’s Board of Directors.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Transition Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED MATERIAL WEAKNESSES

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2021.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

MANAGEMENT’S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the eleven months end of December 31, 2021.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This Transition report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report on Form 10-KT.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Liang Zhao	32	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors

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

Liang Zhao, 32, the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company. Mr. Liang Zhao is currently the CEO of Shanghai Baling Public Key Information Consulting Service Consulting Service Co. Ltd. He was also the former Marketing Director of Xi’an Fengteng Financial Management Consulting Co., Ltd. from 2017 to 2020 and the CEO of Shanxi Zhonghai Huize University Student Entrepreneurship Incubation Center in China from 2014 to 2017. He has experience in marketing development, business modeling and resources allocation.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the transition period from February 1, 2021 to December 31, 2021 and fiscal year ended January 31, 2021:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Liang Zhao (1)	For the eleven months ended December 31, 2021	-	-	-	-	-	-	-	-

Leung Chi Ping (2)	For the eleven months ended December 31, 2021	-	-	-	-	-	-	-	-

Leung Chi Ping (2)	For the fiscal year ended January 31, 2021	-	-	-	-	-	-	-	-

(1) Mr. Liang Zhao was appointed as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company on December 3, 2021.

(2) Leung Chi Ping resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Treasurer, Secretary and Director on December 3, 2021.

None of our directors have received monetary compensation since our inception to the date of this Transition Report on Form 10-KT. We currently do not pay any compensation to our directors serving on our Board of Directors.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

We do not have an employment or consulting agreement with any officers or Directors.

DIRECTORS’ COMPENSATION

The following table sets forth directors’ compensation as of December 31, 2021 (Fiscal year 2021 and 2020: Nil)

Name	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Liang Zhao (1)	-	-	-	-	-	-	-	$-

Leung Chi Ping (2)	-	-	-	-	-	-	-	$-

(1)	Liang Zhao was appointed as director on December 3, 2021.
(2)	Leung Chi Ping resigned as director on December 3, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2021, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Effective on March 16, 2022, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). As of December 31, 2021 and immediately prior to the Reverse Stock Split, there were 3,660,000 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 73,200 shares of common stock issued and outstanding. The percentages below are calculated based on total Common Stock issued and outstanding as of December 31, 2021. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our Common Stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially *	Percent of Class Owned

Common Stock:	Liang Zhao President, CEO, CFO, Secretary, Treasurer and Director 18 Zhao Fei Gong Lu Sijing Town, Songjiang District Shanghai China	695,400 (13,908 equivalent shares after adjusting for the reverse stock split)	19%

Common Stock:	Leung Chi Ping President, CEO, CFO, Secretary, Treasurer and Director No.45 47 & 49 Jalan Usj 21/11 47630 Uep Subang Jaya Selangor Malaysia (1)	Nil	0%
All executive officers and directors as a group (1 person)		Nil	0%

(1)	Liang Zhao was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors on December 3, 2021.
(2)	Leung Chi Ping resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors on December 3, 2021.

* Given effect of the Reverse Stock Split, see Note 7.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the eleven months ended December 31, 2021 and the fiscal years ended January 31, 2021.

	Eleven Months Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Audit fees	$11,625	$30,000
Audit related fees	-	-
Total	$11,625	$30,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Changes in Control of Registrant, Departure of Director and Appointment of Director dated December 3, 2021 (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on December 3, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHANLING INTERNATIONAL LIMITED (FORMERLY KNOWN AS ODENZA CORP.)
(Name of Registrant)

Date: March 31, 2022

	By:	/s/ Liang Zhao
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zhanling International Ltd (formerly known as Odenza Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zhanling International Ltd (formerly known as Odenza Corp.) (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity, and cash flows, and for the eleven-month period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the eleven- months period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the transition period from February 1, 2021 to December 31, 2021, the Company incurred a net loss, and at December 31, 2021 had a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

We have served as the Company’s auditor since February 2022.

/s/ TAAD LLP

Diamond Bar, California

March 31, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Odenza Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zhanling International Ltd. (formerly known as Odenza Corp.) (the “Company”) as of January 31, 2021, the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended January 31, 2021, the Company incurred a net loss, and at January 31, 2021 had a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since April 2021.

/s/ Weinberg & Company, P.A.

Los Angeles, California

May 28, 2021

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31, 2021 -$-	January 31, 2021 -$-
ASSETS
Current assets
Prepayments and deposits	2,039	-

Total current assets	2,039	-

TOTAL ASSETS	2,039	-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	6,378	49,060
Due to a related party	-	212,249

Total current liabilities	6,378	261,309

TOTAL LIABILITIES	6,378	261,309

STOCKHOLDERS’ EQUITY
Common stock
Authorized:
Common stock, $0.001 par value, 500,000,000 shares authorized, 73,200 shares issued and outstanding*	73	73
Additional paid-in capital	305,727	31,427
Accumulated Deficit	(310,139)	(292,809)

TOTAL STOCKHOLDERS’ EQUITY	(4,339)	(261,309)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,039	-

*	Given effect of the Reverse Stock Split, see Note 7.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Eleven Months Ended	Year ended
	December 31, 2021 - $ -	January 31, 2021 - $ -
Revenue	-	-

General and administrative	17,330	34,688
Net loss	(17,330)	(34,688)
Basic and diluted net loss per share	(0.24)	(0.47)
Weighted average number of shares outstanding*	73,200	73,200

*	Given effect of the Reverse Stock Split, see Note 7.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock *		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	-$-	-$-	-$-	-$-
Balance, January 31, 2020*	73,200	73	31,427	(258,121)	(226,621)
Net loss	-	-	-	(34,688)	(34,688)
Balance, January 31, 2021	73,200	73	31,427	(292,809)	(261,309)
Capital contribution due to write-off of related party payable due to former CEO	-	-	274,300	-	274,300
Net loss	-	-	-	(17,330)	(17,330)
Balance, December 31, 2021	73,200	73	305,727	(310,139)	(4,339)

*	Given effect of the Reverse Stock Split, see Note 7.

See accompanying notes to financial statements

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Eleven Months Ended	Year ended
	December 31, 2021 - $ -	January 31, 2021 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(17,330)	(34,688)
Net change in non-cash working capital balances
Prepayments	(2,039)	-
Other payables and accrued liabilities	(42,682)	34,688
NET CASH USED IN OPERATION	(62,051)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	-	-
Capital contribution from former officer/principal shareholder	62,051	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,051	-

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Former CEO waive related party payable as a capital contribution	274,300	-

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

NOTES TO THE FINANCIALS STATEMENTS

(Expressed in U.S. Dollars)

1. NATURE OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is from January 31 change to December 31 effective on this transition form 10-KT for the eleven-month period ending December 31, 2021. As a result, the Company’s results of operations, cash flows, and all transactions impacting shareholders equity presented in this Transition Report on Form 10-KT are for the eleven months ended December 31, 2021 whereas its fiscal year 2021 are for the twelve months ended January 31, 2021 unless otherwise noted. As such, the Company’s fiscal year 2021, or fiscal 2021, refers to the period from February 1, 2021 to December 31, 2021 (the “Transition Period”). This Transition Report on Form 10-KT also includes an unaudited statement of operations for the comparable stub period of February 1, 2020 to December 31, 2020; see note 6 for additional information. The Company is an exploration stage company and is currently seeking new business opportunities.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the eleven months ended December 31, 2021, the Company incurred a net loss of $17,330, and at December 31, 2021, had a shareholder’s deficit of $4,339. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred losses since inception resulting in an accumulated deficit of $310,139 at December 31, 2021, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or obtain further loans from related parties as needed.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3. RELATED PARTY TRANSACTIONS

As of December 31, 2021 and January 31, 2021, the Company owed $0 and $212,249 to Tan Sri Barry, the former President, Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand.

During the period from February 1, 2021 to December 31, 2021, the Company’s former Chief Executive Officer, Tan Sri Barry Goh Ming Choon (resigned on May 4, 2021) agreed to forgive and waive $212,249 due to him from the Company. The waived amount of $212,249 was recorded as a deemed capital contribution to the Company.

During the period from February 1, 2021 to December 31, 2021, the Company’s former Chief Executive Officer and principal shareholder, Mr. Leung Chi Ping (resigned on December 3, 2021) advanced $62,051 to the Company. Effective December 3, 2021, the amount due to Mr. Leung Chi Ping was forgiven, and recorded as a deemed capital contribution to the Company.

4. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	As of December 31, 2021	As of January 31, 2021

Prepayments and deposits	$2,039	$-

As of December 31, 2021, the balance $2,039 represented prepayment which mainly professional fee. As of January 31, 2021, prepayments balance is $0.

5. INCOME TAXES

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

As of December 31, 2021, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

As of December 31, 2021, the Company has estimated tax loss carry forwards for tax purpose of approximately $310,139 These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Eleven Months Ended	Year ended
	December 31, 2021	January 31, 2021

Loss before income tax:	$(17,330)	$(34,688)
Statutory tax rate	21%	21%
Income tax benefit computed at statutory income tax rate	(3,639)	(7,285)
Change in valuation allowance	3,639	7,285
Income tax provision	$-	$-
Components of deferred tax assets:
Non-capital tax loss carried forwards	$65,131	$61,492
Less: valuation allowance	(65,131)	(61,492)
Net deferred tax asset	$-	$-

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

6. TRANSITION PERIOD COMPARATIVE DATA

This Transition Report on Form 10-KT includes financial information for the eleven months ended December 31, 2021 and fiscal year ended January 31, 2021. The Statements of Operations and Cash Flows for the eleven months ended December 31, 2021 and 2020, are summarized below. All data for the eleven months ended December 31, 2020, are derived from the Company’s unaudited financial statements.

In conjunction with the one share for fifty share reverse stock split discussed in Note 7, Subsequent Events, all historical per share data and number of shares and equity awards were retroactively adjusted.

	Eleven Months Ended
	December 31, 2021 - $ -	December 31, 2020 - $ -
		(Unaudited)
Revenue	-	-
General and administrative	17,330	31,797
Net loss	(17,330)	(31,797)
Basic and diluted net loss per share	(0.24)	(0.43)
Weighted average number of shares outstanding	73,200	73,200

	Eleven Months Ended
	December 31, 2021 - $ -	December 31, 2020 - $ -
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(17,330)	(31,797)
Net change in non-cash working capital balances
Prepayments	(2,039)	-
Other payables and accrued liabilities	(42,682)	31,797
NET CASH USED IN OPERATION	(62,051)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from former officer/principal shareholder	62,051	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,051	-

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-
	-
Supplemental cash flow information:
Interest paid		-
Income taxed paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Former CEO waive related party payable as a capital contribution	274,300	-

7. SUBSEQUENT EVENTS

Effective on March 16, 2022, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). As of December 31, 2021 and immediately prior to the Reverse Stock Split, there were 3,660,000 shares of common stock issued and outstanding. As a result of the Reverse Stock Split, the Company has 73,200 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share data included within the condensed financial statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.

