Form 10-Q
period 2022-03-31
Zhanling International Ltd
filed 2022-05-10
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

Commission File No. 000-54301

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

(Exact name of registrant as specified in its charter)

Nevada	88-0981710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 305-306, 3/F., New East Ocean Centre,

No.9 Science Museum Road,

Tsim Sha Tsui,

Hong Kong 999077

(Address of principal executive offices, zip code)

Tel: +8618628565646

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

As of April 27, 2022, there were 73,200 shares of common stock, $0.001 par value per share, outstanding.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED MARCH 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Zhanling International Ltd (formerly known as Odenza Corp.), a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Expressed in U.S. Dollars)

	March 31, 2022 -$-	December 31, 2021 -$-
	(Unaudited)	(Audited)
ASSETS
Current assets
Prepayments and deposits	915	2,039

Total current assets	915	2,039

TOTAL ASSETS	915	2,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	6,570	6,378
Due to a related party	6,680	-
Total current liabilities	13,250	6,378

TOTAL LIABILITIES	13,250	6,378

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized 73,200 shares issued and outstanding, respectively	73	73
Additional paid in capital	305,727	305,727
Accumulated deficit	(318,135)	(310,139)
Total stockholders’ deficit	(12,335)	(4,339)
Total liabilities and stockholders’ deficit	915	2,039

See accompanying notes to the condensed financial statements.

4

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2022 -$-	2021 -$-
Revenues	-	-
General and administrative	7,996	1,172
Net loss	(7,996)	(1,172)

Basic and diluted net loss per share	(0.11)	(0.02)
Weighted average number of shares outstanding	73,200	73,200

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Expressed in U.S. Dollars)

Three months ended March 31, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2021	73,200	$73	$305,727	$(310,139)	$(4,339)
Net loss	-	-	-	(7,996)	(7,996)
Balance, March 31, 2022	73,200	$73	$305,727	$(318,135)	$(12,335)

Three months ended March 31, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2020	73,200	$73	$31,427	$(289,918)	$(258,418)
Net loss	-	-	-	(1,172)	(1,172)
Balance, March 31, 2021	73,200	$73	$31,427	$(291,090)	$(259,590)

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31, 2022 - $ -	March 31, 2021 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(7,996)	(1,172)
Net change in non-cash working capital balances
Prepayments	1,124	-
Other payables and accrued liabilities	192	1,172
NET CASH USED IN OPERATION	(6,680)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	6,680	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,680	-

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the eleven months ended December 31, 2021, included in the Company’s Transition Report Form 10-KT and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Transition Report Form 10-KT. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

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

On May 4, 2021, Mr. Leung, Alexander Patrick Brazendale, Christopher David Brazendale, Adventure Air Race Investment Limited, Adventure Air Race Talents Limited, and William Alexander Cruickshank acquired control of 67,736 shares of the Company’s restricted Common Stock, representing approximately 92.54% of the Company’s total issued and outstanding Common Stock, from the certain sellers in accordance with common stock purchase agreements (collectively, the “Stock Purchase Agreements”). The Stock Purchase Agreements were negotiated in arm’s length transactions.

On May 7, 2021, the Company received written consents in lieu of a meeting of Stockholders from holders of Common Stock voting securities representing 92.54% of the total issued and outstanding voting power of the 73,200 shares of Common Stock of the Company (the “Majority Stockholders”) to authorize the Company’s Board of Directors to approve an increase of authorized shares of Common Stock from 75,000,000 to 500,000,000 (the “Increase”), par value $0.001 per share.

On May 7, 2021, the Board of Directors of the Company approved the Increase, subject to Stockholder approval. The Majority Stockholders approved the Increase by written consent in lieu of a meeting on May 7, 2021.

On June 17, 2021 the Company entered into a binding letter of intent (the “LOI”) for the purpose of doing a Share Exchange Agreement (“the Agreement”) to acquire Adventure Air Race Company Limited (“AARC”), a Nevada corporation. The acquisition is subject to (i) the consent of a majority ODZA’s shareholders and to the consent of each of AARC’s shareholders, and (ii) the completion of a two-year audit of AARC. The Share Exchange Agreement will result in a change of control. The Share Exchange Agreement contains, among other things, representations and warranties of the aforementioned Parties and covenants of the companies and the shareholders of AARC. Among other terms, ODZA will own all of the equity of AARC, equaling 130,329,341 shares of AARC’s stock, and representing all of its issued and outstanding shares. The AARC shareholders (the “Shareholders”) will own 84,000,000 newly issued shares of common stock of ODZA (the Common Stock”) representing approximately 95.82% of ODZA’s outstanding shares of Common Stock. As the result, AARC will hold no common shares of ODZA, as the wholly owned subsidiary of ODZA. As AARC did not complete the two years’ audit, ODZA and AARC terminated this agreement on 30 September, 2021. As a result, the closing of the AARC Equity Transfer has not occurred.

On December 3, 2021, Mr. Liang Zhao acquired control of 28,548 shares of the Company’s restricted common stock, representing approximately 39% of the Company’s total issued and outstanding common stock; and Xiangchen Li acquired control of 24,532 shares of the Company’s restricted common stock, representing approximately 33.51% of the Company’s total issued and outstanding common stock, from the certain sellers in accordance with common stock purchase agreements (collectively, the “Stock Purchase Agreements”). The Stock Purchase Agreements were negotiated in arm’s- length transactions.

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

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the three months ended March 31, 2022, the Company incurred a net loss of $7,996, and at March 31, 2022, had a shareholder’s deficit of $12,335. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has plans to seek additional capital through a private placement of its Common Stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company’s Chief Executive Officer, Mr. Liang Zhao (appointed on December 3, 2021) advanced $6,680 to the Company. The amounts are unsecured, are non-interest bearing, and are payable on demand. During the period ended March 31, 2022, related party imputed interest expense of $13 is considered insignificant.

NOTE 6 - PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Prepayments and deposits	$915	$2,039

As of March 31, 2022 and December 31, 2021, the balance $915 and $2,039 were represented prepayment which mainly professional fee.

NOTE 7 - REVERSE STOCK SPLIT

Effective on March 16, 2022, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). The par value of the Company’s common stock remained unchanged at $0.001 per shares as a result of the reverse stock split, resulting in a decrease to the aggregate par value of common stock and corresponding increase to paid-in capital in the Company’s unaudited condensed financial statements, which was retrospectively applied to all periods presented in the unaudited condensed financial statements. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All share and per share data included within the unaudited condensed financial statements and related footnotes have been adjusted to account for the effect of the Reverse Stock Split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Zhanling International Ltd (formerly known as Odenza Corp.), a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2021 audited financial statements and related notes included in the Company’s most recent Transition Report on Form 10-K for the eleven months ended December 31, 2021 (File No. 000-54301), as filed with the SEC on March 31, 2022. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

CHANGE IN FISCAL YEAR

On February 17, 2022, we transitioned the fiscal year end from January 31 to December 31. The eleven-month period from February 1, 2021 to December 31, 2021, served as a transition period, and we filed one-time, eleven-month transitional financial statements for the transition period in a Transition Report on Form 10-KT filed with the SEC on March 31, 2022. Prior to the transition period, our fiscal year end was January 31. Our fiscal year 2022 (or “fiscal 2022”) commenced on January 1, 2022 and ends on December 31, 2022.

REVERSE STOCK SPLIT

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

As of March 31, 2022, the Company suffered an accumulated deficit of $318,135 and net loss of $7,996. The continuation of the Company as a going concern through March 31, 2022 is dependent upon improving the profitability and the continuing financial support from its stockholders and directors. Management believes the existing shareholders and directors or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

PLAN OF OPERATION

Our principal offices were relocated from 22/F., Wanchai Central Building, 89 Lockhart Road, Wan Chai, Hong Kong to Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong effective from December 3, 2021.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to March 31, 2022, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three Months Ended March 31, 2022 and 2021

We recorded no revenue for the three months ended March 31, 2022 and 2021.

The result of operation expenses are primarily professional fees of $7,996 and $1,172 for the three months ended March 31, 2022 and 2021 respectively, reflecting an increase of $6,824, or 582%. The expenses for the three months ended March 31, 2022 were primarily consisted of professional fees such as audit fees. The increase in operation expenses was due to the increase in annual audit fee and quarterly review fee.

Liquidity and Capital Resources

For the three months ended March 31, 2022 compared to three months ended March 31, 2021

As of March 31, 2022 and 2021, we had no cash on hand. Net cash used in operating activities for the three months ended March 31, 2022 was $6,680 as compared to net cash used in operating activities of $0 for the three months ended March 31, 2021. The increase in cash provided by operating activities was mainly due to operating expenses.

We had no cash used in investing activities for the three months ended March 31, 2022 and 2021.

Net cash provided in financing activities for the three months ended March 31, 2022 was $6,680 as compared to net cash provided by financing activities of $0 for the three months ended March 31, 2021. The net cash provided by financing activities for the three months ended March 31, 2022 were mainly the loan advanced from director Mr.Liang Zhao.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ODENZA CORP.
(Name of Registrant)

Date: May 10, 2022	By:	/s/ Liang Zhao
	Name:	Liang Zhao
	Title:	President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

