Form 10-Q
period 2022-06-30
Zhanling International Ltd
filed 2022-08-15
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Email: zhanlingint@outlook.com

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

As of July 31, 2022, there were 73,200 shares of common stock, $0.001 par value per share, outstanding.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED June 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(Expressed in U.S. Dollars)

	June 30, 2022 -$-	December 31, 2021 -$-
	(Unaudited)	(Audited)
ASSETS
Current assets
Prepayments and deposits	83	2,039

Total current assets	83	2,039

TOTAL ASSETS	83	2,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	6,372	6,378
Due to a related party	13,250	-
Total current liabilities	19,622	6,378

TOTAL LIABILITIES	19,622	6,378

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized 73,200 shares issued and outstanding, respectively	73	73
Additional paid in capital	305,727	305,727
Accumulated deficit	(325,339)	(310,139)
Total stockholders’ deficit	(19,539)	(4,339)
Total liabilities and stockholders’ deficit	83	2,039

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022 -$-	2021 -$-	2022 -$-	2021 -$-
Revenues	-	-	-	-
General and administrative	7,204	1,567	15,200	2,739
Net loss	(7,204)	(1,567)	(15,200)	(2,739)

Basic and diluted net loss per share	(0.10)	(0.02)	(0.21)	(0.04)
Weighted average number of shares outstanding	73,200	73,200	73,200	73,200

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Expressed in U.S. Dollars)

Three months ended June 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, March 31, 2022	73,200	$73	$305,727	$(318,135)	$(12,335)
Net loss	-	-	-	(7,204)	(7,204)
Balance, June 30, 2022	73,200	$73	$305,727	$(325,339)	$(19,539)

Three months ended June 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, March 31, 2021	73,200	$73	$31,427	$(291,090)	$(259,590)
Capital contribution due to write off of related party payable due to former CEO			209,358		209,358
Net loss	-	-	-	(1,567)	(1,567)
Balance, June 30, 2021	73,200	$73	$240,785	$(292,657)	$(51,799)

Six months ended June 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2021	73,200	$73	$305,727	$(310,139)	$(4,339)
Net loss	-	-	-	(15,200)	(15,200)
Balance, June 30, 2022	73,200	$73	$305,727	$(325,339)	$(19,539)

Six months ended June 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2020	73,200	$73	$31,427	$(289,918)	$(258,418)
Capital contribution due to write off of related party payable due to former CEO			209,358		209,358
Net loss	-	-	-	(2,739)	(2,739)
Balance, June 30, 2021	73,200	$73	$240,785	$(292,657)	$(51,799)

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

	Six Months Ended
	June 30, 2022 - $ -	June 30, 2021 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(15,200)	(2,739)
Net change in non-cash working capital balances
Prepayments	1,956	-
Other payables and accrued liabilities	(6)	(41,414)
NET CASH USED IN OPERATION	(13,250)	(44,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from former CEO	-	209,358
Proceed from (repayment to) related party	13,250	(165,205)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,250	44,153

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the eleven months ended December 31, 2021, included in the Company’s Transition Report Form 10-KT and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Transition Report Form 10-KT. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

As of June 20, 2022, Mr. Xiangchen Li was appointed as the Chief Marketing Officer of the Company.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the six months ended June 30, 2022, the Company incurred a net loss of $15,200, and at June 30, 2022, had a shareholder’s deficit of $19,539. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022, the Company’s Chief Executive Officer, Mr. Liang Zhao (appointed on December 3, 2021) advanced $13,250 to the Company. The amounts are unsecured, are non-interest bearing, and are payable on demand. During the period ended June 30, 2022, related party imputed interest expense of $131 is considered insignificant.

NOTE 6 - PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	As of June 30, 2022 (Unaudited)	As of December 31, 2021 (Audited)
Prepayments and deposits	$83	$2,039

As of June 30, 2022 and December 31, 2021, the balance $83 and $2,039 were represented prepayment which mainly professional fee.

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

As of June 30, 2022, the Company suffered an accumulated deficit of $325,339 and net loss of $15,200. The continuation of the Company as a going concern through June 30, 2022 is dependent upon improving the profitability and the continuing financial support from its stockholders and directors. Management believes the existing shareholders and directors or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Results of Operations

Three and Six Months Ended June 30, 2022 and 2021

We recorded no revenue for the three and six months ended June 30, 2022 and 2021.

The result of operation expenses are primarily professional fees of $7,204 and $1,567 for the three months ended June 30, 2022 and 2021 respectively, reflecting an increase of $5,637, or 360%. The expenses for the three months ended June 30, 2022 were primarily consisted of professional fees such as audit fees and consulting fee. The increase in operation expenses was due to the increase in quarterly review fee and consulting fee.

The result of operation expenses are primarily professional fees of $15,200 and $2,739 for the six months ended June 30, 2022 and 2021 respectively, reflecting an increase of $12,461, or 455%. The expenses for the six months ended June 30, 2022 were primarily consisted of professional fees such as audit fees and consulting fee. The increase in operation expenses was due to the increase in audit fee and consulting fee.

Liquidity and Capital Resources

For the six months ended June 30, 2022 compared to six months ended June 30, 2021

As of June 30, 2022 and 2021, we had no cash on hand. Net cash used in operating activities for the six months ended June 30, 2022 was $13,250 as compared to net cash used in operating activities of $44,153 for the six months ended June 30, 2021. The decrease in cash provided by operating activities was mainly driven by operating liability, primarily reduction in other payable and accrued liability, as the Company’s director provided the additional cash to meet the Company’s obligations as they become due.

We had no cash used in investing activities for the six months ended June 30, 2022 and 2021.

Net cash provided in financing activities for the six months ended June 30, 2022 was $13,250 as compared to net cash provided by financing activities of $44,153 for the six months ended June 30, 2021. The net cash provided by financing activities were resulted in loan advanced from director.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: August 12, 2022	By:	/s/ Liang Zhao
	Name:	Liang Zhao
	Title:	President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

