Form 10-K
period 2022-12-31
Zhanling International Ltd
filed 2023-03-31
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Stock, $.001 par value	73,200

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

FORM 10-K

For the Fiscal Year Ended December 31, 2022

i

EXPLANATORY NOTE

As used in this annual report, unless the context otherwise requires the terms “we,” “us,” or “our,” “Zhanling” and the “Company,”are references to Zhanling International Limited., a Nevada corporation.

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

We will structure our corporate organization as follows:

1.	Our equity structure will be a direct holding structure, that is, the parent will be ZLME, which is the entity listed in the U.S., which entity will form and control a Cayman Island and/or British Virgin Islands or Hong Kong company, which in turn will acquire and directly control PRC domestic operating entities. See “Item 1 Business - General Background of the Company” for additional details.

2.	Within our direct holding structure, we believe that the cross-border transfer of funds within our corporate group will be legal and compliant with the laws and regulations of the PRC.

3.	For ongoing cash needs of to-be acquired operations, funds can be raised by ZLME and directly transferred to our to-be formed Hong Kong entity, and then transferred to subordinate operating entities in the PRC. If the Company intends to distribute dividends, the Company will transfer the dividends to the Hong Kong entity in accordance with the laws and regulations of the PRC, and then the Hong Kong entity will transfer the dividends to ZLME, and the dividends will be distributed from ZLME to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions.

4.	In the reporting period presented in this annual report, no cash and other asset transfers have occurred among the Company and any subsidiaries; and no dividends or distributions of a subsidiary has been made to the Company. For the foreseeable future, the Company intends to use the proceeds of financing, as well as earnings, for the acquisition of operating entities in the PRC. As a result, we do not expect to pay any cash dividends.

5.	Our to-be acquired PRC subsidiaries’ ability to distribute dividends will be based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, any PRC subsidiaries will be required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of their registered capitals.

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

Please see “Risk Factors” beginning on page 4 of this annual report for additional information.

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

William O’Neill (“Mr. O’Neill”) served as our Director, President and Chief Executive Officer, Secretary and Treasurer, from July 16, 2009, until February 4, 2013. In November 2010, we issued 50,000 shares of Common Stock to Mr. O’Neill, purchase price was par value or a total of $2,500. The cash received was used as working capital.

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

On June 17, 2021 the Company entered into a binding letter of intent (the “LOI”) for the purpose of doing a Share Exchange Agreement (“the Agreement”) to acquire Adventure Air Race Company Limited (“AARC”), a Nevada corporation. The acquisition is subject to (i) the consent of a majority ODZA’s shareholders and to the consent of each of AARC’s shareholders, and (ii) the completion of a two-year audit of AARC. The Share Exchange Agreement will result in a change of control. The Share Exchange Agreement contains, among other things, representations and warranties of the aforementioned Parties and covenants of the companies and the shareholders of AARC. Among other terms, ODZA will own all of the equity of AARC, equaling 130,329,341 shares of AARC’s stock, and representing all of its issued and outstanding shares. The AARC shareholders (the “Shareholders”) will own 84,000,000 newly issued shares of common stock of ODZA (the Common Stock”) representing approximately 95.82% of ODZA’s outstanding shares of Common Stock. As the result, AARC will hold no common shares of ODZA, as the wholly owned subsidiary of ODZA. The agreement was terminated on 30 September, 2021. As of the date of this report, the closing of the AARC Equity Transfer has not occurred.

On December 3, 2021, Mr. Liang Zhao acquired control of 13,908 shares of the Company’s restricted common stock, representing approximately 19% of the Company’s total issued and outstanding common stock; and Xiangchen Li acquired control of 24,532 shares of the Company’s restricted common stock, representing approximately 33.51% of the Company’s total issued and outstanding common stock, from the certain sellers in accordance with common stock purchase agreements (collectively, the “Stock Purchase Agreements”). The Stock Purchase Agreements were negotiated in arm’s- length transactions.

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

On June 20, 2022, Mr.Xiangchen Li was appointed as the Chief Marketing Officer of the Company.

As of June 22, 2022, Liang Zhao was the sole director and the sole shareholder of Shanghai Capital Resource Limited, which was the major shareholder of the Company owning beneficially 20% of the Company common shares. After June 22, 2022, Liang Zhao directly and indirectly hold 39% of the Company common shares.

DESCRIPTION OF BUSINESS

Our principal offices were relocated at Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to December 31, 2022, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

CHANGE IN FISCAL YEAR

On February 17, 2022, our Board of Directors approved a change in our fiscal year from January 31 to December 31, effective as at the same date. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Annual Report on Form 10-K are for the twelve months ended December 31, 2022(“fiscal 2022), and the eleven months ended December 31, 2021(“fiscal 2021”), unless otherwise noted.

REVERSE STOCK SPLIT

Effective on March 16, 2022, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). As of December 31, 2022 and immediately prior to the Reverse Stock Split, there were 3,660,000 shares of common stock issued and outstanding. As a result of all shares amounts and related information have been retroactively restated to reflect the Reverse Stock Split, the Company has 73,200 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All common shares presented in the financial statements have been retrospectively adjusted for the reverse stock split.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since May 25, 2011, our shares of Common Stock have been quoted on the OTC Bulletin Board and the OTCQB, under the ticker symbol “ODZA” and later change to “ZLME”. The following table shows the reported high and low closing bid prices per share for our Common Stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended March 31, 2022	$0.0011	$0.0011
Three Months Ended June 30, 2022	$0.0011	$0.0011
Three Months Ended September 30, 2022	$0.0011	$0.0011
Three Months Ended December 31, 2022	$0.0011	$0.0011

HOLDERS

As of December 31, 2022, we had 73,200 shares of our Common Stock par value, $.001 issued and outstanding. There were 55 beneficial owners of our Common Stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended December 31, 2022.

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

On December 3, 2021, Mr. Liang Zhao acquired control of 13,908 shares of the Company’s restricted common stock, representing approximately 19% of the Company’s total issued and outstanding common stock; and Xiangchen Li acquired control of 24,532 shares of the Company’s restricted common stock, representing approximately 33.51% of the Company’s total issued and outstanding common stock, from the certain sellers in accordance with common stock purchase agreements (collectively, the “Stock Purchase Agreements”). The Stock Purchase Agreements were negotiated in arm’s- length transactions.

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

On June 20, 2022, Mr.Xiangchen Li was appointed as the Chief Marketing Officer of the Company.

As of June 22, 2022, Liang Zhao was the sole director and the sole shareholder of Shanghai Capital Resource Limited, which was the major shareholder of the Company owning beneficially 20% of the Company common shares. After June 22, 2022, Liang Zhao directly and indirectly hold 39% of the Company common shares.

GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2022, the Company suffered an accumulated deficit of $350,464 and net loss of $40,325. The continuation of the Company as a going concern through December 31, 2022 is dependent upon improving the profitability and the continuing financial support from its stockholders and directors. Management believes the existing shareholders and directors or external financing will provide the additional cash to meet the Company’s obligations as they become due.

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the Plan of Operation described in this Annual Report on Form 10-K and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

CHANGE IN FISCAL YEAR

On February 17, 2022, our Board of Directors approved a change in our fiscal year from January 31 to December 31, effective as at the same date. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Annual Report on Form 10-K are for the twelve months ended December 31, 2022 (“fiscal 2022), and the eleven months ended December 31, 2021(“fiscal 2021”), unless otherwise noted.

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

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2022 and Eleven Months Ended December 31, 2021

We recorded no revenue for the twelve months ended December 31, 2022 and December 31, 2021. From the period of July 16, 2009 (inception) to December 31, 2022, we recorded no revenues.

The result of operation expenses are primarily professional fees of $39,733 and $ 17,330 for the twelve months ended December 31, 2022 and eleven months ended December 31, 2021 respectively, reflecting an increase of $22,403, or 129%. The expenses for the twelve months ended December 31, 2022 were primarily consisted of professional fees such as audit fees and consulting fees. The increase in operation expenses was due to the increase the annual audit fee and consulting fee.

Liquidity and Capital Resources

For the twelve months ended December 31, 2022 compared to eleven months ended December 31, 2021

As of December 31, 2022 and 2021, we had no cash on hand. Net cash used in operating activities for the twelve months ended December 31, 2022 was $27,551 as compared to net cash used in operating activities of $62,051 for the eleven months ended December 31, 2021. Such deduction was due to increase in the Company’s net loss in current year and driven by operating liability, primarily increase in other payable and accrued liability, as the Company’s director provided the additional cash to meet the Company’s obligations as they become due.

We had no cash used in investing activities for the twelve months ended December 31, 2022 and eleven months ended December 31, 2021.

Net cash provided in financing activities for the twelve months ended December 31, 2022 was $27,551 as compared to net cash provided by financing activities of $62,051 for the eleven months ended December 31, 2021. The net cash provided by financing activities for the twelve months ended December 31, 2022 were mainly the loan advanced from director for paid the company’s operating expenses on behalf of the Company, such as audit fee and consulting fee etc.

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

Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred up to March 31, 2023, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Annual Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED MATERIAL WEAKNESSES

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2022.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the year end December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Liang Zhao	33	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors
Xiangchen Li	31	Chief Marketing Officer

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

Liang Zhao, 33, the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company. Mr. Liang Zhao is currently the CEO of Shanghai Baling Public Key Information Consulting Service Consulting Service Co. Ltd. He was also the former Marketing Director of Xi’an Fengteng Financial Management Consulting Co., Ltd. from 2017 to 2020 and the CEO of Shanxi Zhonghai Huize University Student Entrepreneurship Incubation Center in China from 2014 to 2017. He has experience in marketing development, business modeling and resources allocation.

Xiangchen Li, 31, the Chief Marketing Officer of the Company. He graduated with a bachelor’s degree in mechanical design, manufacturing and automation from Chengxian College of Southeast University. He has been the marketing director of Shanghai Baling Technology Group Limited since July 2020. He is good at professional online and offline marketing and has extensive experience in team management.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal year ended December 31, 2022 and transition period from February 1, 2021 to December 31, 2021:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Liang Zhao (1)	For the fiscal year ended December 31, 2022	-	-	-	-	-	-	-	-

Liang Zhao (1)	For the eleven months ended December 31, 2021	-	-	-	-	-	-	-	-

Xiangchen Li (2)	For the fiscal year ended December 31, 2022	-	-	-	-	-	-	-	-

(1) Mr. Liang Zhao was appointed as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company on December 3, 2021.

(2) Mr.Xiangchen Li was appointed as the Chief Marketing Officer of the Company on June 20, 2022.

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

DIRECTORS’ COMPENSATION

The following table sets forth directors’ compensation as of December 31, 2022 (Fiscal year 2021 and 2020: Nil)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2022, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Effective on March 16, 2022, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). As of December 31, 2022 and immediately prior to the Reverse Stock Split, there were 73,200 shares of common stock issued and outstanding. The percentages below are calculated based on total Common Stock issued and outstanding as of December 31, 2022. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our Common Stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	Liang Zhao President, CEO, CFO, Secretary, Treasurer and Director 18 Zhao Fei Gong Lu Sijing Town, Songjiang District Shanghai China (i)	13,908	19%

Common Stock:	Xiangchen, Li Chief Marketing Officer, 203 Shanghai Lu, Gulou Qu, Nanjing Shi, Jiangsu Sheng 210003 China (ii)	24,532	33.514%

Common Stock:	Shanghai Capital Resources Ltd, No.45 47&49 Jalan Usj 21/11, 47630 Uep Subang Jaya Selangor, Malaysia (iii)	14,640	20%

(i) Liang Zhao was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors on December 3, 2021.
(ii) Xiangchen Li was appointed as the Chief Marketing Officer of the Company on June 20, 2022.
(iii) Liang Zhao was the sole director and the sole shareholder of Shanghai Capital Resource Limited, therefore Liang Zhao directly and indirectly hold 39% of the Company common shares as at December 31, 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the fiscal years ended December 31, 2022 and eleven months ended December 31, 2021.

	Fiscal Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Audit fees	$20,500	$11,625
Audit related fees	-	-
Total	$20,500	$11,625

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Appointment of Principal Officers dated June 21, 2022 (2)

3.4	Changes in Control of Registrant dated July 5, 2022 (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on June 21, 2022.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on July 5, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHANLING INTERNATIONAL LIMITED (FORMERLY KNOWN AS ODENZA CORP.)
(Name of Registrant)

Date: March 31, 2023

	By:	/s/ Liang Zhao
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zhanling International Ltd (formerly known as Odenza Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zhanling International Ltd (formerly known as Odenza Corp.) (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the eleven-months ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and the eleven-months ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2022, the Company incurred a net loss, and at December 31, 2022 had a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters.

We have served as the Company’s auditor since February 2022.

/s/ TAAD LLP

Diamond Bar, California

March 31, 2023

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31, 2022 -$-	December 31, 2021 -$-
ASSETS
Current assets
Prepayments and deposits	873	2,039

Total current assets	873	2,039

TOTAL ASSETS	873	2,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	17,394	6,378
Due to related parties	27,551	-

Total current liabilities	44,945	6,378

TOTAL LIABILITIES	44,945	6,378

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
Common stocks, $0.001 par value, 500,000,000 shares authorized, 73,200 shares issued and outstanding *	73	73
Additional paid-in capital	306,319	305,727
Accumulated Deficit	(350,464)	(310,139)

TOTAL STOCKHOLDERS’ DEFICIT	(44,072)	(4,339)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	873	2,039

*	The Reverse Stock Split is retroactively recorded and presented the Company has 73,000 shares of common stock issued and outstanding as of the inception. See Note 6.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Year Ended	Eleven Months Ended
	December 31, 2022 - $ -	December 31, 2021 - $ -
Revenue	-	-

General and administrative	39,733	17,330
Loss from Operation	(39,733)	(17,330)
Interest expense	(592)	-
Net loss	(40,325)	(17,330)
Basic and diluted net loss per share	(0.55)	(0.24)
Weighted average number of shares outstanding *	73,200	73,200

*	The Reverse Stock Split is retroactively recorded and presented the Company has 73,000 shares of common stock issued and outstanding as of the inception. See Note 6.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

STATEMENTS OF STOCKHOLDERS’  DEFICIT

(Expressed in U.S. Dollars)

	Common Stock *		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	-$-	-$-	-$-	-$-
Balance, January 31, 2021 *	73,200	73	31,427	(292,809)	(261,309)
Capital contribution due to write-off of related party payable due to former CEO	-	-	274,300	-	274,300
Net loss	-	-	-	(17,330)	(17,330)
Balance, December 31, 2021	73,200	73	305,727	(310,139)	(4,339)
Imputed interest	-	-	592	-	592
Net loss	-	-	-	(40,325)	(40,325)
Balance, December 31, 2022	73,200	73	306,319	(350,464)	(44,072)

*	The Reverse Stock Split is retroactively recorded and presented the Company has 73,000 shares of common stock issued and outstanding as of the inception. See Note 6.

See accompanying notes to financial statements

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended	Eleven Months Ended
	December 31, 2022 - $ -	December 31, 2021 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(40,325)	(17,330)
Imputed interest expense	592	-
Net change in non-cash working capital balances
Prepayments	1,166	(2,039)
Other payables and accrued liabilities	11,016	(42,682)
NET CASH USED IN OPERATION	(27,551)	(62,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related parties	27,551	-
Capital contribution from former officer/principal shareholder	-	62,051
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,551	62,051

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Former CEO waive related party payable as a capital contribution	-	274,300

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

NOTES TO THE FINANCIALS STATEMENTS

(Expressed in U.S. Dollars)

1. NATURE OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009. On February 27, 2022, the Board of Directors of the Company approved a change in its fiscal year from January 31 to December 31. As a result, the Company’s results of operations, cash flows, and all transactions impacting shareholders deficit presented in this Annual Report on Form 10-K are for the twelve months ended December 31, 2022 whereas its fiscal year 2021 are for the eleven months ended December 31, 2021 unless otherwise noted. The Company is a development stage company and is currently seeking new business opportunities.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2022, the Company incurred a net loss of $40,325, and at December 31, 2022, had a shareholder’s deficit of $44,072. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred losses since inception resulting in an accumulated deficit of $350,464 at December 31, 2022, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or obtain further loans from related parties as needed.

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

Stock-based compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock - based compensation has been recorded to date.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interests were $592 for the year ended December 31, 2022.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. RELATED PARTY TRANSACTIONS

As of December 31, 2022 and December 31, 2021, the Company owed $27,179 and $0 to Mr.Liang Zhao, the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand. During the year ended December 31, 2022, related party imputed interest expense was $592.

As of December 31, 2022 and December 31, 2021, the Company owed $372 and $0 to Mr.Xiangchen Li, the Chief Marketing Officer of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand.

4. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	As of December 31, 2022	As of December 31, 2021

Prepayments and deposits	$873	$2,039

As of December 31, 2022 and 2021, the balance $873 and $2,039 were represented prepayment which mainly professional fee.

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

As of December 31, 2022, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

As of December 31, 2022, the Company has estimated tax loss carry forwards for tax purpose of approximately $350,464 These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Fiscal Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021

Loss before income tax:	$(40,325)	$(17,330)
Statutory tax rate	21%	21%
Income tax benefit computed at statutory income tax rate	(8,468)	(3,639)
Change in valuation allowance	8,468	3,639
Income tax provision	$-	$-
Components of deferred tax assets:
Non-capital tax loss carried forwards	$73,599	$65,131
Less: valuation allowance	(73,599)	(65,131)
Net deferred tax asset	$-	$-

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

6. STOCKHOLDERS’ DEFICIT

Common Stocks — The Company is authorized to issue 500,000,000 Common Stocks, with a par value of $0.001 per share. Effective on March 16, 2022, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). As a result of all shares amounts and related information have been retroactively restated to reflect the Reverse Stock Split, the Company has 73,200 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All common shares presented in the financial statements have been retrospectively adjusted for the reverse stock split.

7. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred up to March 31, 2023, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

