Form 10-Q
period 2023-03-31
Zhanling International Ltd
filed 2023-05-12
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Tel: +8618682338832
Email: 6224888@qq.com

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

As of May 12, 2023, there were 73,200 shares of common stock, $0.001 par value per share, outstanding.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED MARCH 31, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Expressed in U.S. Dollars)

	March 31, 2023 -$-	December 31, 2022 -$-
	(Unaudited)	(Audited)
ASSETS
Current assets
Prepayments and deposits	915	873

Total current assets	915	873

TOTAL ASSETS	915	873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	16,248	17,394
Due to a related party	36,309	27,551
Total current liabilities	52,557	44,945

TOTAL LIABILITIES	52,557	44,945

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized 73,200 shares issued and outstanding, respectively	73	73
Additional paid in capital	306,640	306,319
Accumulated deficit	(358,355)	(350,464)
Total stockholders’ deficit	(51,642)	(44,072)
Total liabilities and stockholders’ deficit	915	873

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2023 -$-	2022 -$-
General and administrative	7,570	7,996
Loss from Operation	(7,570)	(7,996)
Interest expenses	(321)	-
Net loss	(7,891)	(7,996)
Basic and diluted net loss per share	(0.11)	(0.11)
Weighted average number of shares outstanding	73,200	73,200

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in U.S. Dollars)

Three months ended March 31, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2022	73,200	$73	$306,319	$(350,464)	$(44,072)
Imputed interest expenses	-	-	321	-	321
Net loss	-	-	-	(7,891)	(7,891)
Balance, March 31, 2023	73,200	$73	$306,640	$(358,355)	$(51,642)

Three months ended March 31, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2021	73,200	$73	$305,727	$(310,139)	$(4,339)
Net loss	-	-	-	(7,996)	(7,996)
Balance, March 31, 2022	73,200	$73	$305,727	$(318,135)	$(12,335)

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31, 2023 - $ -	March 31, 2022 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(7,891)	(7,996)
Imputed interest expense	321	-
Net change in non-cash working capital balances
Prepayments	(42)	1,124
Other payables and accrued liabilities	(1,146)	192
NET CASH USED IN OPERATION	(8,758)	(6,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	8,758	6,680
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,758	6,680

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Former CEO waive related party payable as a capital contribution	-	-

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2022, included in the Company’s Annual Report Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

On April 10, 2023, as a result of three private transactions, (i) 13,908 shares of Common Stock, $0.001 par value per share (the “Shares”) were transferred from Liang Zhao to NingNing Xu; and (ii) 24,532 shares of Common Stock, $0.001 par value per share (the “Shares”) were transferred from Xiangchen Li to NingNing Xu. As a result, the Purchaser became holders of approximately 52.514% of the voting rights of the issued and outstanding share capital of the Company and became the controlling shareholder. The consideration paid for the Shares was $38,440. The source of the cash consideration for the Shares was personal funds of the Purchaser.

On April 10, 2023, Mr.Liang Zhao resigned from President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company. Mr.Xiangchen Li resigned from the Chief Marketing Officer of the Company.

On April 10, 2023, Ms.NingNing Xu was appointed as President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the three months ended March 31, 2023, the Company incurred a net loss of $7,891, and at March 31, 2023, had a shareholder’s deficit of $358,355. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of March 31, 2023, the Company owed $35,937 to the Company’s former Chief Executive Officer Mr.Liang Zhao (resigned on April 10, 2023). During the three months ended March 31, 2023, Mr. Liang Zhao advanced $8,758 to the Company. The amounts are unsecured, are non-interest bearing, and are payable on demand. During the period ended March 31, 2023, related party imputed interest expense was $321. Effective April 10, 2023, Mr.Liang Zhao agreed to forgive and waive $35,937 due to him from the Company and recorded as a deemed capital contribution to the Company.

As of March 31, 2023, the Company owed $372 to the Company’s former Chief Marketing Officer Mr.Li Xiangchen (resigned on April 10, 2023). The amounts are unsecured, are non-interest bearing, and are payable on demand. Effective April 10, 2023, Mr.Li Xiangchen agreed to forgive and waive $372 due to him from the Company and recorded as a deemed capital contribution to the Company.

NOTE 6 - PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Prepayments and deposits	$915	$873

As of March 31, 2023 and December 31, 2022, the balance $915 and $873 were represented prepayment which mainly professional fee.

NOTE 7 - Subsequent events

On April 10, 2023, as a result of three private transactions, (i) 13,908 shares of Common Stock, $0.001 par value per share (the “Shares”) were transferred from Liang Zhao to NingNing Xu; and (ii) 24,532 shares of Common Stock, $0.001 par value per share (the “Shares”) were transferred from Xiangchen Li to NingNing Xu. As a result, the Purchaser became holders of approximately 52.514% of the voting rights of the issued and outstanding share capital of the Company and became the controlling shareholder. The consideration paid for the Shares was $38,440. The source of the cash consideration for the Shares was personal funds of the Purchaser.

On April 10, 2023, Mr.Liang Zhao resigned from President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company. Mr.Xiangchen Li resigned from the Chief Marketing Officer of the Company.

On April 10, 2023, Ms.NingNing Xu was appointed as President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company.

Effective April 10, 2023, Mr.Liang Zhao agreed to forgive and waive $35,937 due to him from the Company and recorded as a deemed capital contribution to the Company. Mr.Li Xiangchen agreed to forgive and waive $372 due to him from the Company and recorded as a deemed capital contribution to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Zhanling International Ltd (formerly known as Odenza Corp.), a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2022 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 000-54301), as filed with the SEC on March 31, 2023. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

As of March 31, 2023, the Company suffered an accumulated deficit of $358,355 and net loss of $7,891. The continuation of the Company as a going concern through March 31, 2023 is dependent upon improving the profitability and the continuing financial support from its stockholders and directors. Management believes the existing shareholders and directors or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to March 31, 2023, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three Months Ended March 31, 2023 and 2022

We recorded no revenue for the three months ended March 31, 2023 and 2022.

The result of operation expenses are primarily professional fees of $7,570 and $7,996 for the three months ended March 31, 2023 and 2022 respectively, reflecting a decrease of $426, or 5.33%. The expenses for the three months ended March 31, 2023 were primarily consisted of professional fees such as audit fee and consulting fee. The operation expenses was relatively flat when compared to the prior year period.

Liquidity and Capital Resources

For the three months ended March 31, 2023 compared to three months ended March 31, 2022

As of March 31, 2023 and 2022, we had no cash on hand. Net cash used in operating activities for the three months ended March 31, 2023 was $8,758 as compared to net cash used in operating activities of $6,680 for the three months ended March 31, 2022. The increase in cash provided by operating activities was mainly due to operating expenses.

We had no cash used in investing activities for the three months ended March 31, 2023 and 2022.

Net cash provided in financing activities for the three months ended March 31, 2023 was $8,758 as compared to net cash provided by financing activities of $6,680 for the three months ended March 31, 2022. The net cash provided by financing activities for the three months ended March 31, 2023 was mainly the loan advanced from former director Mr.Liang Zhao who resigned on April 10, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Changes in Control of Registrant, Departure of Director and Appointment of Director dated April 10, 2023 (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on April 10, 2023.

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

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: May 12, 2023	By:	/s/ NingNing Xu
	Name:	NingNing Xu
	Title:	President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

