Form 10-Q
period 2023-09-30
Zhanling International Ltd
filed 2023-11-02
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of 16 October, 2023, there were 73,200 shares of common stock, $0.001 par value per share, outstanding.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED SEPTEMBER 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Expressed in U.S. Dollars)

	September 30, 2023 -$-	December 31, 2022 -$-
	(Unaudited)	(Audited)
ASSET
Current asset
Prepayments	-	873

Total current asset	-	873

TOTAL ASSET	-	873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	3,584	17,394
Due to a related party	21,912	27,551
Total current liabilities	25,496	44,945

TOTAL LIABILITIES	25,496	44,945

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized 73,200 shares issued and outstanding, respectively	73	73
Additional paid in capital	342,992	306,319
Accumulated deficit	(368,561)	(350,464)
Total stockholders’ deficit	(25,496)	(44,072)
Total liabilities and stockholders’ deficit	-	873

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023 -$-	2022 -$-	2023 -$-	2022 -$-
General and administrative	4,692	12,109	17,733	27,309
Loss from Operation	(4,692)	(12,109)	(17,733)	(27,309)
Interest expenses	-	-	(364)	-
Net loss	(4,692)	(12,109)	(18,097)	(27,309)
Basic and diluted net loss per share	(0.06)	(0.17)	(0.25)	(0.37)
Weighted average number of shares outstanding	73,200	73,200	73,200	73,200

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Expressed in U.S. Dollars)

Three months ended September 30, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, June 30, 2023	73,200	$73	$342,992	$(363,869)	$(20,804)
Net loss	-	-	-	(4,692)	(4,692)
Balance, September 30, 2023	73,200	$73	$342,992	$(368,561)	$(25,496)

Three months ended September 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, June 30, 2022	73,200	$73	$305,727	$(325,339)	$(19,539)
Net loss	-	-	-	(12,109)	(12,109)
Balance, September 30, 2022	73,200	$73	$305,727	$(337,448)	$(31,648)

Nine months ended September 30, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2022	73,200	$73	$306,319	$(350,464)	$(44,072)
Capital contribution due to write-off of related party payable due to former CEO and CMO	-	-	36,309	-	36,309
Imputed interest expenses	-	-	364	-	364
Net loss	-	-	-	(18,097)	(18,097)
Balance, September 30, 2023	73,200	$73	$342,992	$(368,561)	$(25,496)

Nine months ended September 30, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2021	73,200	$73	$305,727	$(310,139)	$(4,339)

Net loss	-	-	-	(27,309)	(27,309)
Balance, September 30, 2022	73,200	$73	$305,727	$(337,448)	$(31,648)

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

	Nine months Ended
	September 30, 2023 - $ -	September 30, 2022 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(18,097)	(27,309)
Imputed interest expense	364	-
Net change in non-cash working capital balances
Prepayments	873	2,039
Other payables and accrued liabilities	(13,810)	4,286
NET CASH USED IN OPERATING ACTIVITIES	(30,670)	(20,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from former CEO and CMO	8,758	-
Advances from related party	21,912	20,984
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,670	20,984

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Former CEO and CMO waive related party payable as a capital contribution	27,915	-

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2022, included in the Company’s Annual Report Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the nine months ended September 30, 2023, the Company incurred a net loss of $18,097, and as of September 30, 2023, had a shareholder’s deficit of $25,496, accumulated deficit of $368,561 and net negative operating cashflow of $30,670. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of September 30, 2023, the Company did not owed to the Company’s former Chief Executive Officer Mr.Liang Zhao (resigned on April 10, 2023). During the nine months ended September 30, 2023, Mr. Liang Zhao advanced $8,758 to the Company. This amount is non-trade in nature, unsecured, are non-interest bearing, and are payable on demand. During the period ended September 30, 2023, related party imputed interest expense was $364. Effective April 10, 2023, Mr.Liang Zhao agreed to forgive and waive $35,937 due to him from the Company and recorded as a deemed capital contribution to the Company.

As of September 30, 2023, the Company did not owed to the Company’s former Chief Marketing Officer Mr.Li Xiangchen (resigned on April 10, 2023). This amount is non-trade in nature, unsecured, are payable on demand. Effective April 10, 2023, Mr.Li Xiangchen agreed to forgive and waive $372 due to him from the Company and recorded as a deemed capital contribution to the Company  .

As of September 30, 2023, the Company owed $21,912 to the Company’s Chief Executive Officer Ms.Ningning Xu (appointed on April 10, 2023). This amount is non-trade in nature, unsecured, are non-interest bearing, and are payable on demand.

NOTE 6 - PREPAYMENTS

	As of September 30, 2023	As of December 31, 2022
Prepayments	$-	$873

As of September 30, 2023 and December 31, 2022, the balance of nil and $873 were represented prepayment which mainly professional fee.

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

The Company has incurred operating losses since inception. For the nine months ended September, 2023, the Company incurred a loss of $18,097. As of September 30, 2023, the Company had a shareholder’s deficit of $25,496, accumulated deficit of $368,561 and net negative operating cashflow of $30,670.    The continuation of the Company as a going concern through September 30, 2023 is dependent upon improving the profitability and the continuing financial support from its stockholders and directors and management plans to seek additional capital through a private placement of its Common Stock. Management believes the existing shareholders and directors or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

PLAN OF OPERATION

Our principal offices were located at Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to September 30, 2023, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three and nine months Ended September 30, 2023 and 2022

We recorded no revenue for the three and nine months ended September 30, 2023 and 2022.

The result of operation expenses are primarily professional fees of $4,692 and $12,109 for the three months ended September 30, 2023 and 2022 respectively, reflecting a decrease of $7,417 or 61.25%. The expenses for the three months ended September 30, 2023 were primarily consisted of professional fees such as audit fee and consulting fee. The decrease in operation expenses was due to the decrease in consulting fee.

The result of operation expenses are primarily professional fees of $17,733 and $27,309 for the nine months ended September 30, 2023 and 2022 respectively, reflecting a decrease of $9,576, or 35.06%. The expenses for the nine months ended September 30, 2023 were primarily consisted of professional fees such as audit fee and consulting fee. The decrease in operation expenses was due to the decrease in consulting fee.

Liquidity and Capital Resources

For the nine months ended September 30, 2023 compared to nine months ended September 30, 2022

As of September 30, 2023 and 2022, we had no cash on hand. Net cash used in operating activities for the nine months ended September 30, 2023 was $30,670 as compared to net cash used in operating activities of $20,984 for the nine months ended September 30, 2022. The increase in cash used in operating activities was mainly driven by operating liability, primarily reduction in other payable and accrued liability, as the Company’s director provided the additional cash to meet the Company’s obligations as they become due.

We had no cash used in investing activities for the nine months ended September 30, 2023 and 2022.

Net cash provided in financing activities for the nine months ended September 30, 2023 was $30,670 as compared to net cash provided by financing activities of $20,984 for the nine months ended September 30, 2022. The net cash provided by financing activities for the nine months ended September 30, 2023 was mainly the loan advanced from director Ms.Ningning Xu and capital contribution from former director Mr.Liang Zhao and former Chief Marketing Officer as waiver the loan.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: November 2, 2023	By:	/s/ NingNing Xu
	Name:	NingNing Xu
	Title:	President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

