Form 10-K
period 2023-12-31
Zhanling International Ltd
filed 2024-03-28
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 15, 2024
Common Stock, $.001 par value	73,200

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board, or the PCAOB, is unable to inspect an issuer’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a U.S. stock exchange. The PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. Furthermore, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On June 22, 2021, United States Senate has passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would decrease the number of “non-inspection years” from three years to two years, and thus, would reduce the time before our securities may be prohibited from trading or delisted if the PCAOB determines that it cannot inspect or investigate completely our auditor. A termination in the trading our of securities or any restriction on the trading in our securities would be expected to have a negative impact on the Company as well as on the value of our securities. As of the date of the report, Enrome LLP, our auditor, is not subject to the determinations as to inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. While the Company’s auditor is based in the U.S. and is registered with PCAOB and subject to PCAOB inspection, in the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the Holding Foreign Companies Accountable Act, and ultimately result in a determination by a securities exchange to delist the Company’s securities. See “Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completed our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act becomes law.” on page 4.

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

DESCRIPTION OF BUSINESS

Our principal offices were relocated at Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to December 31, 2023, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

CHANGE IN FISCAL YEAR

On February 17, 2022, our Board of Directors approved a change in our fiscal year from January 31 to December 31, effective as at the same date. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Annual Report on Form 10-K are for the twelve months ended December 31, 2022(“fiscal 2022), and the twelve months ended December 31, 2021(“fiscal 2021”), unless otherwise noted.

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

Our current auditor, Enrome LLP, an independent registered public accounting firm that is headquartered in the Singapore, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”), and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. Enrome LLP is subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit Enrome, LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

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

Dependence on key personnel

The Company is dependent upon the continued services of management. To the extent that Ningning Xu’s services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that we will be able to recruit one or more qualified persons upon acceptable terms.

The Company’s sole officer may allocate his time to other businesses activities, thereby causing conflicts of interest as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination in a timely manner, if at all.

NingNing Xu, the Company’s sole officer and sole director, is not required and does not commit her full time to the Company’s affairs, which may result in a conflict of interest in allocating her time between the Company’s business and other businesses. The Company does not intend to have any full-time employees prior to the consummation of a business combination. Management of the Company is engaged in other business endeavors and NingNing Xu is not obligated to contribute any specific number of her hours per week to the Company’s affairs.

If management’s other business affairs require him to devote more time to such affairs, it could limit his ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to consummate a business combination. Furthermore, we do not have an employment agreement with NingNing Xu.

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

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended March 31, 2023	$0.0011	$0.0011
Three Months Ended June 30, 2023	$0.0011	$0.0011
Three Months Ended September 30, 2023	$0.0011	$0.0011
Three Months Ended December 31, 2023	$0.0011	$0.0011

HOLDERS

As of December 31, 2023, we had 73,200 shares of our Common Stock par value, $.001 issued and outstanding. There were 54 beneficial owners of our Common Stock.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the fiscal year ended December 31, 2023.

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

The Company has incurred losses since inception resulting in an accumulated deficit of $379,747 at December 31, 2023, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or obtain further loans from related parties as needed.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2023 and 2022

We recorded no revenue for the fiscal year ended December 31, 2023 and 2022. From the period of July 16, 2009 (inception) to December 31, 2023, we recorded no revenues.

The result of operation expenses are primarily professional fees of $28,919 and $39,733 for the fiscal year ended December 31, 2023 and 2022 respectively, reflecting an decrease of $10,814, or 27.22%. The expenses for the fiscal year ended December 31, 2023 were primarily consisted of professional fees such as audit fees and consulting fees. The decrease in operation expenses was due to the decrease the annual audit fee and consulting fee.

Liquidity and Capital Resources

For the fiscal year ended December 31, 2023 compared to fiscal year ended December 31, 2022

As of December 31, 2023 and 2022, we had no cash on hand. Net cash used in operating activities for the fiscal year ended December 31, 2023 was $37,805 as compared to net cash used in operating activities of $27,551 for the fiscal year ended December 31, 2022. Such addition was due to decrease in the Company’s net loss in current year and driven by operating liability, primarily decrease in other payable and accrued liability, as the Company’s director provided the additional cash to meet the Company’s obligations as they become due.

We had no cash used in investing activities for the year ended December 31, 2023 and 2022.

Net cash provided in financing activities for the year ended December 31, 2023 was $37,805 as compared to net cash provided by financing activities of $27,551 for the year ended December 31, 2022. The net cash provided by financing activities for year ended December 31, 2023 were mainly the loan advanced from director for paid the company’s operating expenses on behalf of the Company, such as audit fee and consulting fee etc.

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

Subsequent Events

On March 28, 2024, as a result of two private transactions, (i) 38,440 shares of Common Stock, $0.001 par value per share (the “Shares”) of Zhanling International Limited, a Nevada corporation (the “Company”), were transferred from NingNing Xu to YongQing Liu; (ii) the beneficial owner of Shanghai Capital Resources Ltd, a corporate shareholder of Zhanling International Limited which held 14,640 shares of Common Stock, $0.001 par value per share of the Company, was transferred from NingNing Xu to YongQing Liu. As a result, the Purchaser became a holder of approximately 72.51% of the voting rights of the issued and outstanding share capital of the Company and became the controlling shareholder. The consideration paid for the Shares was $53,080. The source of the cash consideration for the Shares was the personal funds of the Purchaser.

On March 28, 2024, the existing director and officer resigned immediately. Accordingly, NingNing Xu, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board of Directors. At the effective date of the transfer, YongQing Liu consented to act as the new Chief Executive Officer, President, and Chairman of the Board of Directors of the Company. On March 28, 2024, ZhenSheng Li was appointed as the Chief Financial Officer and Director of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On 4 August, 2023, we engaged Enrome LLP. as our independent registered public accounting firm. This was approved by the Company’s Board of Directors.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Annual Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED MATERIAL WEAKNESSES

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2023.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the year end December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
NingNing Xu	41	President, Chief Executive Officer, Chief Financial Officer, Chairman of Board of Directors

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

NingNing Xu, aged 41, the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company. Ms.NingNing Xu received her bachelor’s degree from Minzu University of China in 2004, majoring in business administration. She has over 15 years experiences of business management and financial investment analysis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal year ended December 31, 2023 and 2022:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
NingNing Xu (1)	For the fiscal year ended December 31, 2023	-	-	-	-	-	-	-	-

Liang Zhao (2)	For the fiscal year ended December 31, 2022	-	-	-	-	-	-	-	-

Xiangchen Li (3)	For the fiscal year ended December 31, 2022	-	-	-	-	-	-	-	-

(1) Ms. NingNing Xu was appointed as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company on April 10, 2023.

(2) Mr. Liang Zhao was appointed as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company on December 3, 2021.

(3) Mr.Xiangchen Li was appointed as the Chief Marketing Officer of the Company on June 20, 2022.

None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K. We currently do not pay any compensation to our directors serving on our Board of Directors.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

We do not have an employment or consulting agreement with any officers or Directors.

DIRECTORS’ COMPENSATION

The following table sets forth directors’ compensation as of December 31, 2023 (Fiscal year 2022 and 2021: Nil)

Name	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

NingNing Xu (1)	-	-	-	-	-	-	-	$-

(1)	NingNing Xu was appointed as director on April 10, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2023, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 73,200 shares Common Stock issued and outstanding as of December 31, 2023. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our Common Stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	NingNing Xu, CEO, CFO, Secretary, Treasurer and Director Room 1611, Jing Shang Ya Yuan, No.7041, Bei Huan Da Dao, Futian District, Shenzhen, China (i)	38,440	52.514%

(i) Liang Zhao was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors on April 10, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the fiscal years ended December 31, 2023 and 2022.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Audit fees	$18,352	$20,500
Audit related fees	-	-
Total	$18,352	$20,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Changes in Control of Registrant dated April 10, 2023 (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on April 10, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHANLING INTERNATIONAL LIMITED (FORMERLY KNOWN AS ODENZA CORP.)
(Name of Registrant)

Date: March 28, 2024

	By:	/s/ NingNing, Xu
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zhanling International Ltd (formerly known as Odenza Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zhanling International Ltd (formerly known as Odenza Corp.) (the Company) as of December 31, 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2023, the Company incurred a net loss of $29,283, and as of December 31, 2023 had a working capital deficiency of $36,682 and cash used in operating activities during the year was $37,805 and, as of that date, the Company had an accumulated deficit of $379,747. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since August 2023.

/s/ Enrome LLP

Singapore

March 28, 2024

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

/s/ TAAD LLP

Diamond Bar, California

March 31, 2023

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31, 2023 -$-	December 31, 2022 -$-
ASSET
Current asset
Prepayments	2,039	873

Total current assets	2,039	873

TOTAL ASSET	2,039	873

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	9,674	17,394
Due to related parties	-	27,551
Total current liabilites	9,674	44,945

Non-current liabilities
Due to related parties	29,047	-
TOTAL LIABILITIES	38,721	44,945

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
Common stocks, $0.001 par value, 500,000,000 shares authorized, 73,200 shares issued and outstanding*	73	73
Additional paid-in capital	342,992	306,319
Accumulated Deficit	(379,747)	(350,464)

TOTAL STOCKHOLDERS’ DEFICIT	(36,682)	(44,072)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	2,039	873

*	The Reverse Stock Split is retroactively recorded and presented the Company has 73,000 shares of common stock issued and outstanding as of the inception. See Note 6.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	December 31, 2023 - $ -	December 31, 2022 - $ -
Revenue	-	-

General and administrative	28,919	39,733
Loss from Operation	(28,919)	(39,733)
Interest expense	(364)	(592)
Net loss	(29,283)	(40,325)
Basic and diluted net loss per share	(0.40)	(0.55)
Weighted average number of shares outstanding*	73,200	73,200

*	The Reverse Stock Split is retroactively recorded and presented the Company has 73,000 shares of common stock issued and outstanding as of the inception. See Note 6.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	-$-	-$-	-$-	-$-
As of December 31, 2021*	73,200	73	305,727	(310,139)	(4,339)
Imputed interest	-	-	592	-	592
Net loss	-	-	-	(40,325)	(40,325)
As of December 31, 2022	73,200	73	306,319	(350,464)	(44,072)
Imputed interest	-	-	364	-	364
Capital contribution due to write-off of related party payable due to former CEO and CMO			36,309		36,309
Net loss	-	-	-	(29,283)	(29,283)
As of December 31, 2023	73,200	73	342,992	(379,747)	(36,682)

*	The Reverse Stock Split is retroactively recorded and presented the Company has 73,000 shares of common stock issued and outstanding as of the inception. See Note 6.

See accompanying notes to financial statements

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	December 31, 2023 - $ -	December 31, 2022 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(29,283)	(40,325)
Imputed interest expense	364	592
Net change in non-cash working capital balances
Prepayments	(1,166)	1,166
Other payables and accrued liabilities	(7,720)	11,016
NET CASH USED IN OPERATION	(37,805)	(27,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related parties	29,047	27,551
Capital contribution from former officer/principal shareholder	8,758	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,805	27,551

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Former CEO waive related party payable as a capital contribution	27,915	-

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

NOTES TO THE FINANCIALS STATEMENTS

(Expressed in U.S. Dollars)

1. NATURE OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year ended is December 31. The Company is a development stage company and is currently seeking new business opportunities.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2023, the Company incurred a net loss of $29,283, and at December 31, 2023, had a shareholder’s deficit of $36,682, working capital deficiency of $36,682 and cash used in operating activities during the year was $37,805. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred losses since inception resulting in an accumulated deficit of $379,747 at December 31, 2023, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or obtain further loans from related parties as needed.

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

Imputed Interest

The Company owed   director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interests were $364 for the year ended December 31, 2023.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. RELATED PARTY TRANSACTIONS

As of December 31, 2023 and December 31, 2022, the Company owed $29,047 and $0 to Ms.NingNing Xu, the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand.

As of December 31, 2023 and December 31, 2022, the Company owed $0 and $27,179 to Mr.Liang Zhao, the former President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand. Mr.Liang Zhao, the former CEO, waive related party payable of $35,937 as a capital contribution during the year 2023.

As of December 31, 2023 and December 31, 2022, the Company owed $0 and $372 to Mr.Xiangchen Li, the former Chief Marketing Officer of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand. Mr.Xiangchen Li, the former CMO waive related party payable of $372 as a capital contribution during the year 2023.

4. PREPAYMENTS

	As of December 31, 2023	As of December 31, 2022

Prepayments	$2,039	$873

As of December 31, 2023 and 2022, the balance $2,039 and $873 were represented prepayment which mainly professional fee.

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

As of December 31, 2023, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

As of December 31, 2023, the Company has estimated tax loss carry forwards for tax purpose of approximately $379,747 These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Loss before income tax:	$(29,283)	$(40,325)
Statutory tax rate	21%	21%
Income tax benefit computed at statutory income tax rate	(6,149)	(8,468)
Change in valuation allowance	6,149	8,468
Income tax provision	$-	$-
Components of deferred tax assets:
Non-capital tax loss carried forwards	$79,748	$73,599
Less: valuation allowance	(79,748)	(73,599)
Net deferred tax asset	$-	$-

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

7. SUBSEQUENT EVENTS

On March 28, 2024, as a result of two private transactions, (i) 38,440 shares of Common Stock, $0.001 par value per share (the “Shares”) of Zhanling International Limited, a Nevada corporation (the “Company”), were transferred from NingNing Xu to YongQing Liu; (ii) the beneficial owner of Shanghai Capital Resources Ltd, a corporate shareholder of Zhanling International Limited which held 14,640 shares of Common Stock, $0.001 par value per share of the Company, was transferred from NingNing Xu to YongQing Liu. As a result, the Purchaser became a holder of approximately 72.51% of the voting rights of the issued and outstanding share capital of the Company and became the controlling shareholder. The consideration paid for the Shares was $53,080. The source of the cash consideration for the Shares was the personal funds of the Purchaser.

On March 28, 2024, the existing director and officer resigned immediately. Accordingly, NingNing Xu, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board of Directors. At the effective date of the transfer, YongQing Liu consented to act as the new Chief Executive Officer, President, and Chairman of the Board of Directors of the Company. On March 28, 2024, ZhenSheng Li was appointed as the Chief Financial Officer and Director of the Company.

