Form 10-Q
period 2024-03-31
Zhanling International Ltd
filed 2024-05-14
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Tel: +8618066819992
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

As of May 14, 2024, there were 73,200 shares of common stock, $0.001 par value per share, outstanding.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED MARCH 31, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Expressed in U.S. Dollars)

	March 31, 2024 -$-	December 31, 2023 -$-
	(Unaudited)	(Audited)
ASSET
Current asset
Prepayments	915	2,039

Total current assets	915	2,039

TOTAL ASSET	915	2,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	3,342	9,674
Total current liabilities	3,342	9,674

Non-current liabilities
Due to related parties	38,771	29,047
TOTAL LIABILITIES	42,113	38,721

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
Common stocks, $0.001 par value, 500,000,000 shares authorized, 73,200 shares issued and outstanding	73	73
Additional paid-in capital	342,992	342,992
Accumulated deficit	(384,263)	(379,747)

TOTAL STOCKHOLDERS’ DEFICIT	(41,198)	(36,682)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	915	2,039

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended March 31,
	2024 -$-	2023 -$-
General and administrative	4,516	7,570
Loss from Operation	(4,516)	(7,570)
Interest expenses	-	(321)
Net loss	(4,516)	(7,891)
Basic and diluted net loss per share	(0.06)	(0.11)
Weighted average number of shares outstanding	73,200	73,200

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in U.S. Dollars)

Three months ended March 31, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
As of December 31, 2023	73,200	$73	$342,992	$(379,747)	$(36,682)
Net loss	-	-	-	(4,516)	(4,516)
As of March 31, 2024	73,200	$73	$342,992	$(384,263)	$(41,198)

Three months ended March 31, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
As of December 31, 2022	73,200	$73	$306,319	$(350,464)	$(44,072)
Imputed interest expenses	-	-	321	-	321
Net loss	-	-	-	(7,891)	(7,891)
As of March 31, 2023	73,200	$73	$306,640	$(358,355)	$(51,642)

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31, 2024 - $ -	March 31, 2023 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,516)	(7,891)
Imputed interest expense	-	321
Net change in non-cash working capital balances
Prepayments	1,124	(42)
Other payables and accrued liabilities	(6,332)	(1,146)
NET CASH USED IN OPERATION	(9,724)	(8,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	9,724	8,758
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,724	8,758

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

(FORMERLY KNOWN AS ODENZA CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2023, included in the Company’s Annual Report Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the three months ended March 31, 2024, the Company incurred a net loss of $4,516, and cash used in operating activities during the period was $9,724 and as of March 31, 2024, the Company’s current liabilities exceeded its current assets by $2,427, had a shareholder’s deficit of $41,198, and accumulated deficit of $384,263. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Imputed Interest

The amount due to a director is unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

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

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025.

Recently issued ASUs by the FASB, except for the ones mentioned above, are not expected to have a significant impact on the Company’s consolidated results of operations or financial position. Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows, or disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of March 31, 2024, the Company owed $38,771 to the Company’s former Chief Executive Officer Ms.Ningning Xu (resigned on March 28, 2024). During the three months ended March 31, 2024, Ms.Ningning Xu advanced $9,724 to the Company. The amounts are unsecured, are non-interest bearing, and are payable on demand.

NOTE 6 - PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Prepayments and deposits	$915	$2,039

As of March 31, 2024 and December 31, 2023, the balance $915 and $2,039 were represented prepayment which mainly professional fee.

NOTE - 7 SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred up to May 14, 2024, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Zhanling International Ltd (formerly known as Odenza Corp.), a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2023 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 000-54301), as filed with the SEC on March 28, 2024. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

As of March 31, 2024, the Company suffered an accumulated deficit of $384,263, had a shareholder deficit of $384,263, and the Company’s current liabilities exceeded its current assets by $2,427. During the three months ended March 31, 2024, the Company incurred a net loss of $4,516, and cash used in operating activities during the period was $9,724. The continuation of the Company as a going concern through March 31, 2024 is dependent upon improving the profitability and the continuing financial support from its stockholders and directors. Management believes the existing shareholders and directors or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

PLAN OF OPERATION

Our principal offices were relocated on Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to March 31, 2024, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three Months Ended March 31, 2024 and 2023

We recorded no revenue for the three months ended March 31, 2024 and 2023.

The result of operation expenses are primarily professional fees of $4,516 and $7,570 for the three months ended March 31, 2024 and 2023 respectively, reflecting a decrease of $3,054, or 40.34%. The expenses for the three months ended March 31, 2024 were primarily consisted of professional fees such as audit fee and edgar services fee. The operation expenses were relatively flat when compared to the prior year period.

Liquidity and Capital Resources

For the three months ended March 31, 2024 compared to three months ended March 31, 2023

As of March 31, 2024 and 2023, we had no cash on hand. Net cash used in operating activities for the three months ended March 31, 2024 was $9,274 as compared to net cash used in operating activities of $8,758 for the three months ended March 31, 2023. The increase in cash provided by operating activities was mainly due to operating expenses.

We had no cash used in investing activities for the three months ended March 31, 2024 and 2023.

Net cash provided by financing activities for the three months ended March 31, 2024 was $9,724 as compared to net cash provided by financing activities of $8,758 for the three months ended March 31, 2023. The net cash provided by financing activities for the three months ended March 31, 2024 was mainly the loan advanced from former director Ms.Ningning Xu who resigned on March 28, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2024, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Changes in Control of Registrant, Departure of Director and Appointment of Director dated March 28, 2024 (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on March 28, 2024.

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

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: May 14, 2024	By:	/s/ YongQing Liu
	Name:	YongQing Liu
	Title:	Chief Executive Officer, President and Chairman of the Board of Directors

