Form 10-KT
period 2024-05-31
Zhanling International Ltd
filed 2024-08-26
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2024 to May 31, 2024

Commission File Number: 000-54301

ZHANLING INTERNATIONAL LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	88-0981710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 305-306, 3/F., New East Ocean Centre,

No.9 Science Museum Road,

Tsim Sha Tsui,

Hong Kong 999077

(Address of principal executive offices, including zip code)

Tel: +8618066819992

Email: zhanlingint@outlook.com

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 23, 2024
Common Stock, $0.001 par value	73,200

ZHANLING INTERNATIONAL LIMITED

FORM 10-KT

For the Transition Period Form January 1,2024 to May 31, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KT contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guaranteed of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

On June 17, 2021 the Company entered into a binding letter of intent (the “LOI”) for the purpose of doing a Share Exchange Agreement (“the Agreement”) to acquire Adventure Air Race Company Limited (“AARC”), a Nevada corporation. The acquisition is subject to (i) the consent of a majority ODZA’s shareholders and to the consent of each of AARC’s shareholders, and (ii) the completion of a two-year audit of AARC. The Share Exchange Agreement will result in a change of control. The Share Exchange Agreement contains, among other things, representations and warranties of the aforementioned Parties and covenants of the companies and the shareholders of AARC. Among other terms, ODZA will own all of the equity of AARC, equaling 130,329,341 shares of AARC’s stock, and representing all of its issued and outstanding shares. The AARC shareholders (the “Shareholders”) will own 84,000,000 newly issued shares of common stock of ODZA (the Common Stock”) representing approximately 95.82% of ODZA’s outstanding shares of Common Stock. As the result, AARC will hold no common shares of ODZA, as the wholly owned subsidiary of ODZA. The agreement was terminated on September 30, 2021. As of the date of this report, the closing of the AARC Equity Transfer has not occurred.

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

Effective February 17, 2022, the Board of Directors of Zhanling International Ltd (the “Company”) approved a resolution changing the Company’s fiscal year from January 31 to December 31 of each calendar year, effective as of the same date.

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

On March 28, 2024, Ms.NingNing Xu resigned from Company’s Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board of Directors.

On March 28, 2024, YongQing Liu was appointed as Chief Executive Officer, President, and Chairman of the Board of Directors of the Company. ZhenSheng Li was appointed as the Chief Financial Officer and Director of the Company.

DESCRIPTION OF BUSINESS

Our principal offices were relocated at Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to May 31, 2024, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

CHANGE IN FISCAL YEAR

On June 5, 2024, our Board of Directors approved a change in our fiscal year from December 31 to May 31, effective as the same date. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Annual report on Form 10-KT are for the five months ended May 31, 2024, and our fiscal year 2023 is for the twelve months ended December 31,2023, unless otherwise noted. As such, our fiscal year 2024, or fiscal 2024, refers to the period from January 1, 2024, to May 31, 2024.

REVERSE STOCK SPLIT

Effective on March 16, 2022, the Company has approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). As of December 31, 2022, and immediately prior to the Reverse Stock Split, there were 3,660,000 shares of common stock issued and outstanding. As a result of all shares amounts and related information have been retroactively restated to reflect the Reverse Stock Split, the Company has 73,200 shares of common stock issued and outstanding. The par value remains unchanged at $0.001 per share, which resulted in a reclassification of capital from par value to additional paid-in capital in excess of par value. All common shares presented in the financial statements have been retrospectively adjusted for the reverse stock split.

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

Risks associated with doing business in China

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act becomes law.

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

Dependence on key personnel

The Company is dependent upon the continued services of management. To the extent that Yongqing Liu’s services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that we will be able to recruit one or more qualified persons upon acceptable terms.

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

ITEM 2. CORRESPONDENCE ADDRESS

Our current business office is located at Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong. Our telephone number is +8618066819992

No rental expense was paid or payable for the office.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS

As of May 31, 2024, we had 73,200 shares of our Common Stock par value, $0.001 issued and outstanding. There were 54 beneficial owners of our Common Stock.

TRANSFER AGENT AND REGISTRAR

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-8436.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We have not repurchased any shares of our Common Stock during the transition period from January 1 ,2024 to May 31, 2024.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Zhanling International Ltd (the “Company” or “we”) was incorporated in the State of Nevada on July 16, 2009 and the Company is a development-stage company which intended to acquire companies in large consumption platform in China. The Company’s sole purpose currently is to target and complete a merger or acquisition with a private entity.

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

Effective February 17, 2022, the Board of Directors of Zhanling International Ltd (the “Company”) approved a resolution changing the Company’s fiscal year from January 31 to December 31 of each calendar year, effective as of the same date.

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

On March 28, 2024, Ms.NingNing Xu resigned from Company’s Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board of Directors.

On March 28, 2024, YongQing Liu was appointed as Chief Executive Officer, President, and Chairman of the Board of Directors of the Company. ZhenSheng Li was appointed as the Chief Financial Officer and Director of the Company.

GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses since inception resulting in an accumulated deficit of $390,210 at May 31, 2024, and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or obtain further loans from related parties as needed.

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the Plan of Operation described in this Annual Report on Form 10-KT and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

CHANGE IN FISCAL YEAR

On June 5, 2024, our Borad of Directors approved a change in our fiscal year end from December 31 to May 31. As a result, our results of operations, cash flows and all transaction impacting shareholders equity presented in this transition Report on Form 10-KT are for the five months end May 31, 2024, and our fiscal year December 31, 2023, unless otherwise noted. As such, our fiscal year 2023, or fiscal 2023, refers to the period from January 1, 2023, to December 31, 2023.

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

RESULTS OF OPERATIONS

Five months Ended May 31 and Fiscal Year Ended 2023

We recorded no revenue for the five months ended May 31, 2024 and May 31, 2023.

The result of operation expenses are primarily professional fees of $10,463 and $8,880 for the five months ended May 31, 2024 and May 31, 2023 respectively, reflecting an increase of $1,583, or 18%. The expenses for the five months ended May 31, 2024 were primarily consisted of professional fees such as audit fees and consulting fees. The increase in operation expenses was due to the decrease the annual audit fee and consulting fee.

Liquidity and Capital Resources

For the five months ended May 31, 2024, compared to the five months ended May 31, 2023

As of May 31, 2024 and May 31, 2023, we had no cash on hand. Net cash used in operating activities for the five months ended May 31, 2024, was $13,066 as compared to net cash used in operating activities of $36,308 for the five months ended May 31, 2023. The cash used in operating activities was mainly driven by operating liability, primarily reduction in other payable and accrued liability, as the Company’s Chief Executive Officer or related party entities made advances of cash to the Company to meet the Company’s obligations as they become due.

We had no cash used in investing activities for the five months ended May 31, 2024 and 2023.

Net cash provided in financing activities for the five months ended May 31, 2024 was $13,066 as compared to net cash provided by financing activities of $36,308 for the five months ended May 31, 2023. The net cash provided by financing activities for the five months ended May 31, 2024 were mainly the loan advanced from related party $36,308 was forgiven, and recorded as a deemed capital contribution to the Company.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of May 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Annual Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED MATERIAL WEAKNESSES

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of May 31, 2024.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As of May 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the five months end of May 31, 2024.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KT.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
YongQing Liu	39	Chief Executive Officer, President, Chairman of Board of Directors
ZhenSheng Li	45	Chief Financial Officer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the transition period from January 1, 2024 to May 31, 2024 and fiscal year ended December 31, 2023.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
YongQing Liu(1)	For the five months ended May 31, 2024	-	-	-	-	-	-	-	-

ZhenSheng Li(2)	For the five months ended May 31 2024	-	-	-	-	-	-	-	-

NingNing Xu (3)	For the fiscal year ended December 31, 2023	-	-	-	-	-	-	-	-

(1) Mr. YongQing Liu consented to act as the new Chief Executive Officer, President, and Chairman of the Board of Directors of the Company on March 28, 2024.

(2) Mr. ZhenSheng Li was appointed as the Chief Financial Officer and Director of the Company on March 28, 2024.

(3) Ms. NingNing Xu was appointed as the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company on April 10, 2023 and resigned on March 28, 2024.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

We do not have an employment or consulting agreement with any officers or Directors.

DIRECTORS’ COMPENSATION

The following table sets forth directors’ compensation in the transition period from January 1, 2024, to May 31, 2024, and fiscal year ended December 31, 2023:

Name	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

YongQing Liu(1)	-	-	-	-	-	-	-	-

ZhenSheng Li(2)	-	-	-	-	-	-	-	-

NingNing Xu (3)	-	-	-	-	-	-	-	-

(1) YongQing Liu consented to act as the new Chief Executive Officer, President, and Chairman of the Board of Directors of the Company on March 28, 2024

(2) ZhenSheng Li was appointed as the Chief Financial Officer and Director of the Company on March 28, 2024.

(3) NingNing Xu was appointed as director on April 10, 2023 and resigned on March 28, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of May 31, 2024, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 73,200 shares Common Stock issued and outstanding as of May 31, 2024. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our Common Stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	YongQing Liu, CEO, President, and Chairman of the Board of Directors No. 236, Zhouliu Village, Chunhua Town, Boxing County, Shandong Province, China, China (i)	53,080	72.51%

(i) Mr. YongQing Liu consented to act as the Chief Executive Officer, President, and Chairman of the Board of Directors of the Company since March 28, 2024.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the transition period from January 1, 2024, to May 31, 2024, and fiscal year ended December 31, 2023.

	For the five months ended	Year Ended
	May 31, 2024	December 31, 2023
Audit fees	$8,000	$18,352
Audit related fees	-	-
Total	$8,000	$18,352

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Changes in Control of Registrant dated April 10, 2023 (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal Financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal Financial officer*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on April 10, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: August 23, 2024

	By:	/s/ YongQing Liu
President, Chief Executive Officer and Chairman of the Board of Directors

ZHANLING INTERNATIONAL LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zhanling International Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Zhanling International Limited (the “Company”) as of May 31, 2024 and December 31, 2023, the related statements of operations, changes in stockholders’ deficit, and cash flows for the five month transition period ended May 31, 2024 and for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for the five months transition period ended May 31, 2024 and the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the transition period from January 1, 2024, to May 31, 2024, the Company incurred a net loss of $10,463, and as of May 31, 2024 had a working capital deficiency of $8,374 and cash used in operating activities during the year was $13,066 and, as of that date, the Company had an accumulated deficit of $390,210. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Enrome LLP

Singapore

August 23, 2024

ZHANLING INTERNATIONAL LIMITED

BALANCE SHEETS

(Expressed in U.S. Dollars)

	May 31, 2024 -$-	December 31, 2023 -$-
ASSET
Current asset
Prepayments	166	2,039

Total current asset	166	2,039

TOTAL ASSET	166	2,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	5,198	9,674
Total current liabilities	5,198	9,674

Non-current liability
Due to related parties	3,342	29,047
Total non-current liability	3,342	29,047
TOTAL LIABILITIES	8,540	38,721

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
Common stocks, $0.001 par value, 500,000,000 shares authorized, 73,200 shares issued and outstanding	73	73
Additional paid-in capital	381,763	342,992
Accumulated Deficit	(390,210)	(379,747)

TOTAL STOCKHOLDERS’ DEFICIT	(8,374)	(36,682)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	166	2,039

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Five Months Ended	Year Ended
	May 31, 2024 - $ -	December 31, 2023 - $ -
General and administrative	(10,463)	(28,919)
Loss from Operation	(10,463)	(28,919)
Interest expense	-	(364)
Net loss	(10,463)	(29,283)
Basic and diluted net loss per share	(0.14)	(0.40)
Weighted average number of shares outstanding*	73,200	73,200

*	Weighted Average Number of Shares Outstanding: The weighted average number of shares outstanding is calculated based on the number of shares outstanding during the period, adjusted for any share issuance or repurchase.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	-$-	-$-	-$-	-$-
As of December 31, 2022*	73,200	73	306,319	(350,464)	(44,072)
Imputed interest	-	-	364	-	364
Capital contribution due to write-off of related party payable due to former CEO and CMO			36,309	-	36,309
Net loss	-	-	-	(29,283)	(29,283)
As of December 31, 2023	73,200	73	342,992	(379,747)	(36,682)
Capital contribution due to write-off of related party payable due to former CEO	-	-	38,771	-	38,771
Net loss	-	-	-	(10,463)	(10,463)
Balance as of May 31, 2024	73,200	73	381,763	(390,210)	(8,374)

*	The Reverse Stock Split is retroactively recorded and presented the Company has 73,000 shares of common stock issued and outstanding as of the inception. See Note 6.

See accompanying notes to financial statements

ZHANLING INTERNATIONAL LIMITED

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Five Months Ended	Year Ended
	May 31, 2024 - $ -	December 31, 2023 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,463)	(29,283)
Imputed interest expense	-	364
Net change in non-cash working capital balances
Prepayments	1,873	(1,166)
Other payables and accrued liabilities	(4,476)	(7,720)
NET CASH USED IN OPERATION	(13,066)	(37,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	(25,705)	29,047
Capital contribution from former officer/principal shareholder	38,771	8,758
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,066	37,805

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Former CEO waive related party payable as a capital contribution	38,771	27,915

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

NOTES TO THE FINANCIALS STATEMENTS

(Expressed in U.S. Dollars)

1. NATURE OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year-end is from December 31 change to May 31 effective on this transition form 10-KT for the five-months period ending May 31, 2024. As a result, the Company’s results of operations, cash flows, and all transactions impacting stockholders deficit presented in this Transition Report on Form 10-KT are for the five months ended May 31, 2024 whereas its fiscal year 2023 are for the twelve months ended December 31, 2023 unless otherwise noted. As such, the Company’s fiscal year 2023, or fiscal 2023, refers to the period from January 1, 2024 to May 31, 2024 (the “Transition Period”). This Transition Report on Form 10-KT also includes an unaudited statement of operations for the comparable stub period of January 1, 2023 to May 31, 2023; see note 7 for additional information. The Company is a development stage company and is currently seeking new business opportunities.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the five months transition period ended May 31, 2024, the Company recorded no revenue, incurred a net loss of $10,463 and used cash in operating activities of $13,066, and at May 31, 2024, had a stockholders’ deficit of $8,374. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Management believes additional cash required to meet the Company’s obligations as they become due will be provided by way of advances from related parties. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

3. RELATED PARTY TRANSACTIONS

As of May 31, 2024, and December 31, 2023, the Company owed $3,342 and nil to Mr. YongQing Liu, the Chief Executive Officer, President, and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand.

As of December 31, 2023, the Company owed $29,047 to Ms. NingNing Xu, the former President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand. Ms. NingNing Xu, the former President, waived related party payable of $38,771 as a capital contribution as of May 28, 2024.

4. PREPAYMENTS

	As of May 31, 2024	As of December 31, 2023

Prepayments	$166	$2,039

As of May 31, 2024, the balance $166 represented prepayment of professional fee. As of December 31, 2023, prepayments balance is $2,039.

5. INCOME TAXES

The Company had no income tax expense for the five months ended May 31, 2024 and year ended December 31, 2023, respectively. A reconciliation of the income tax expense determined at statutory federal income tax rate to the Company’s income taxes is as follows:

	For the five months transition period ended May 31,	For the year ended December 31,
	2024	2023

Loss from continuing operations before income tax:	$(10,463)	$(29,283)
U.S. Federal statutory tax rate	21%	21%
Income tax benefit at statutory rate	(2,197)	(6,149)
Change in valuation allowance	2,197	6,149
Income tax provision	$-	$-

	As of May 31	As of December 31
	2024	2023
Components of deferred tax assets:
Net operating loss carryforwards	$90,211	$79,748
Gross deferred tax assets	90,211	79,748
Less: valuation allowance	(90,211)	(79,748)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of May 31, 2024 and December 31, 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of May 31, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be recorded or disclosed.

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

7. TRANSITION PERIOD COMPARATIVE DATA

This Transition Report on Form 10-KT includes financial information for the five months ended May 31, 2024 and fiscal year ended December 31, 2023. The Statements of Operations and Cash Flows for the five months transition period ended May 31, 2024 and the five months ended May 31, 2023, are summarized below. All data for the five months ended May 31, 2023, are derived from the Company’s unaudited financial statements.

	Five Months Ended
	May 31, 2024	May 31, 2023
		(Unaudited)
Revenue	-	-
General and administrative	$(10,463)	$(8,880)
Net loss	$(10,463)	$(8,880)
Basic and diluted net loss per share	$(0.14)	$(0.12)
Weighted average number of shares outstanding	73,200	73,200

	Five Months Ended
	May 31, 2024	May 31, 2023
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,463)	$(8,880)
Imputed interest expense	-	364
Net change in non-cash working capital balances
Prepayments	1,873	707
Other payable and accrued liabilities	(4,476)	(28,499)
NET CASH USED IN OPERATION ACTIVITIES	(13,066)	(36,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from officer/principal shareholder	38,771	36,308
Advanced from related parties	(25,705)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,066	36,308

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	$-	$-

8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred up to May 31, 2024, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements

