Form 10-Q
period 2025-02-28
Zhanling International Ltd
filed 2025-04-10
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

As of April 10, 2025, there were 73,200 shares of common stock, $0.001 par value per share, outstanding.

ZHANLING INTERNATIONAL LIMITED

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED February 28, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ZHANLING INTERNATIONAL LIMITED

CONDENSED BALANCE SHEETS

AS OF FEBRUARY 28, 2025 AND MAY 31, 2024

(Expressed in U.S. Dollars)

	February 28, 2025 -$-	May 31, 2024 -$-
	(Unaudited)	(Audited)
ASSET
Current asset
Prepayments	4,465	166

Total current asset	4,465	166

TOTAL ASSET	4,465	166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	3,322	5,198
Total current liabilities	3,322	5,198

Non-current liability
Due to related parties	32,985	3,342
Due to non-related parties	693
TOTAL LIABILITIES	37,000	8,540

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
Common stocks, $0.001 par value, 500,000,000 shares authorized, 73,200 shares issued and outstanding	73	73
Additional paid-in capital	381,763	381,763
Accumulated deficit	(414,371)	(390,210)

TOTAL STOCKHOLDERS’ DEFICIT	(32,535)	(8,374)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	4,465	166

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended February 28,	Three months ended February 29,	Nine months ended February 28,	Nine months ended February 29,
	2025 -$-	2024 -$-	2025 -$-	2024 -$-
General and administrative	7,595	10,848	24,161	21,399
Loss from Operation	(7,595)	(10,848)	(24,161)	(21,399)
Net loss	(7,595)	(10,848)	(24,161)	(21,399)
Basic and diluted net loss per share	(0.10)	(0.15)	(0.33)	(0.29)
Weighted average number of shares outstanding	73,200	73,200	73,200	73,200

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

(Expressed in U.S. Dollars)

Three months ended February 28, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, November 30, 2024	73,200	$73	$381,763	$(406,776)	$(24,940)
Net loss	—	—	—	(7,595)	(7,595)
Balance, February 28, 2025	73,200	$73	$381,763	$(414,371)	$(32,535)

Three months ended February 29, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, November 30, 2023	73,200	$73	$342,992	$(369,896)	$(26,831)
Net loss	-	-	-	(10,848)	(10,848)
Balance, February 29, 2024	73,200	$73	$342,992	$(380,744)	$(37,679)

Nine months ended February 28, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, May 31, 2024	73,200	$73	$381,763	$(390,210)	$(8,374)
Net loss	—	—	—	(24,161)	(24,161)
Balance, February 28, 2025	73,200	$73	$381,763	$(414,371)	$(32,535)

Nine months ended February 29, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, May 31, 2023	73,200	$73	$342,992	$(359,345)	$(16,280)
Net loss	—	—	—	(21,399)	(21,399)
Balance, February 29, 2024	73,200	$73	$342,992	$(380,744)	$(37,679)

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE Nine MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Nine Months Ended
	February 28, 2025 - $ -	February 29, 2024 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(24,161)	(21,399)
Net change in non-cash working capital balances
Prepayments	(4,299)	(1,124)
Other payables and accrued liabilities	(1,876)	4,724
NET CASH USED IN OPERATION	(30,336)	(17,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	29,643	17,799
Advances from non-related party	693	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,336	17,799

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended May 31, 2024, included in the Company’s Annual Report Form 10-KT and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-KT. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three and nine months ended February 28, 2025 are not necessarily indicative of the results that may be expected for the year ending May 31, 2025.

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

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the nine months ended February 28, 2025, the Company incurred a net loss of $24,161, and cash used in operating activities during the period was $30,336 and as of February 28, 2025, had a Stockholders’ deficit of $32,535, and accumulated deficit of $414,371. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s May 31, 2024, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in this ASU are intended to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. For interim and annual reporting periods, an entity shall disaggregate, in a tabular format disclosure in the notes to financial statements, all relevant expense captions presented on the face of the income statement in continuing operations into the purchases of inventory, employee compensation, depreciation, amortization, and depletion. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements We are currently evaluating the impact the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements but will require certain additional disclosures.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of November 30, 2024, the Company owed $30,381 to the Company’s Chief Executive Officer Mr.YongQing Liu. During the three months ended February 28, 2025, Mr.YongQing Liu advanced $3,297 to the Company. The amounts are unsecured, are non-interest bearing, and the company does not intend to repay the amounts owed to related party in next 12 months.

NOTE 6 - PREPAYMENTS

Prepayments consisted of the following:

	As of February 28, 2025	As of May 31, 2024
Prepayments	$4,465	$166

As of February 28, 2025 and May 31, 2024, the balance $4,465 and $166 were represented prepayment which mainly professional fee.

NOTE - 7 SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred up to April 10, 2025, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

As of February 28, 2025, the Company suffered an accumulated deficit of $414,371, had a stockholders’ deficit of $32,535. During the nine months ended February 28, 2025, the Company incurred a net loss of $24,161 and cash used in operating activities during the period was $30,336. Management has plans to seek additional capital through a private placement of its Common Stock or further director loans as needed. Additionally, the Company’s additional capital may be supported by related party. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

PLAN OF OPERATION

Our principal offices were relocated on Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to February 28, 2025, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three and Nine Months Ended February 28, 2025 and February 29, 2024

We recorded no revenue for the three and nine months ended February 28, 2025 and February 29, 2024.

The result of operation expenses are primarily professional fees of $7,595 and $10,848 for the three months ended February 28, 2025 and February 29, 2024 respectively, reflecting a decrease of $3,253, or 30%. The expenses for the three months ended February 28, 2025 were primarily consisted of professional fees such as audit fee and Falcon services fee. The operation expenses were relatively flat when compared to the prior year period.

The result of operation expenses are primarily professional fees of $24,161 and $21,399 for the nine months ended February 28, 2025 and 2024 respectively, reflecting an increase of $ 2,762 or 13%. The expenses for the nine months ended February 28, 2025 were primarily consisted of professional fees such as audit fee and Flcon services fee. The operation expenses were relatively flat when compared to the prior year period.

Liquidity and Capital Resources

For the nine months ended February 28, 2025 compared to nine months ended February 29, 2024

As of February 28, 2025 and May 31, 2024, we had no cash on hand. Net cash used in operating activities for the nine months ended February 28, 2025 was $30,336 as compared to net cash used in operating activities of $17,799 for the nine months ended February 29, 2024. The increase in cash provided by operating activities was mainly due to operating expenses.

We had no cash used in investing activities for the nine months ended February 28, 2025 and February 29, 2024.

Net cash provided by financing activities for the nine months ended February 28, 2025 was $30,336 as compared to net cash provided by financing activities of $17,799 for the nine months ended February 29, 2024. The net cash provided by financing activities for the nine months ended February 28, 2025 was mainly the loan advanced from director Mr.YongQing Liu and non-related party SHAO XINLI.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2025. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of February 28, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2025, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: April 10, 2025	By:	/s/ YongQing Liu
	Name:	YongQing Liu
	Title:	Chief Executive Officer, President and Chairman of the Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: April 10, 2025	By:	/s/ ZhenSheng Li
	Name:	ZhenSheng Li
	Title:	Chief Financial Officer

