Form 10-K
period 2025-05-31
Zhanling International Ltd
filed 2025-08-21
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2025
Common Stock, $.001 par value	73,200

ZHANLING INTERNATIONAL LIMITED

FORM 10-K

For the Fiscal Year Ended May 31, 2025

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

On August 12,2025,ZhenSheng Li resigned from Company’s Chief Financial Officer, YongQing Liu was appointed as Chief Financial Officer of the Company.

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

CHANGE IN FISCAL YEAR

On June 5, 2024, our Board of Directors approved a change in our fiscal year from December 31 to May 31, effective as the same date. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Annual report on Form 10-K   are for the five months ended May 31, 2024, and our fiscal year 2023 is for the twelve months ended December 31,2023, unless otherwise noted. As such, our fiscal year 2024, or fiscal 2024, refers to the period from January 1, 2024, to May 31, 2024.

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

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit Enrome   LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS

As of May 31, 2025, we had 73,200 shares of our Common Stock par value, $.001 issued and outstanding. There were 54 beneficial owners of our Common Stock.

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

We have not repurchased any shares of our Common Stock during the fiscal year ended May 31, 2025.

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

On August 12,2025,ZhenSheng Li resigned from Company’s Chief Financial Officer, YongQing Liu was appointed as Chief Financial Officer of the Company.

GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying financial statements, for the fiscal year ended May 31, 2025, the Company recorded no revenue, incurred a net loss of $39,857 and cash used in operating activities of $ 35,933. As of May 31, 2025, the Company had a working capital deficiency of $8,956, a shareholders’ deficit of 48,231, and an accumulated deficit of $430,067. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or obtain further loans from related parties as needed.

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

RESULTS OF OPERATIONS

Fiscal Year Ended May 31, 2025 and 2024

We recorded no revenue for the fiscal years ended May 31, 2025 and 2024. From the period of July 16, 2009 (inception) to May 31, 2025, we recorded no revenues.

The result of operation expenses are primarily professional fees of $39,857 and $30,865 for the fiscal years ended May 31, 2025 and 2024 respectively, reflecting an increase of $8,992, or 29%. The expenses for the fiscal year ended May 31, 2025 were primarily consisted of professional fees such as audit fees and consulting fees. The increase in operation expenses was due to the increase of service fee.

Liquidity and Capital Resources

For the fiscal year ended May 31, 2025 compared to fiscal year ended May 31, 2024

As of May 31, 2025 and 2024, we had no cash on hand. Net cash used in operating activities for the fiscal year ended May 31, 2025 was $35,933 as compared to net cash used in operating activities of $39,113 for the fiscal year ended May 31, 2024. Such deduction was primarily decrease in other payable and accrued liability, as the Company’s director provided the additional cash to meet the Company’s obligations as they become due.

We had no cash used in investing activities for the years ended May 31, 2025 and 2024.

Net cash provided by  financing activities for the year ended May 31, 2025 was $35,933 as compared to net cash provided by financing activities of $39,113 for the year ended May 31, 2024. The net cash provided by financing activities for year ended May 31, 2025 were mainly the proceed from director for paid the company’s operating expenses on behalf of the Company, such as audit fee and consulting fee etc, and recorded as a deemed capital contribution to the Company.

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

Subsequent Events

On June 19, 2025, the Company issued an aggregate of 3,367,800 shares of its common stock to two creditors to fully settle outstanding debts totaling $33,678 as of February 28, 2025. Of these, 3,298,500 shares were issued to the Company’s Chief Executive Officer (a related party) in settlement of $32,985, and 69,300 shares were issued to a non-related party in settlement of $693. The shares were issued at $0.01 per share, based on recent market value and mutually agreed terms. Both creditors released the Company from all claims related to the settled obligations. The issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of May 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Annual Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED MATERIAL WEAKNESSES

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of May 31, 2025.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at May 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the year end May 31, 2025.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
YongQing Liu	40	Chief Executive Officer, President, Chairman of Board of Directors
ZhenSheng Li	46	Chief Financial Officer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended May 31, 2025 and 2024:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
YongQing Liu(1)	For the fiscal year ended May 31, 2025	-	-	-	-	-	-	-	-

ZhenSheng Li(2)	For the fiscal year ended May 31 2025	-	-	-	-	-	-	-	-

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

DIRECTORS’ COMPENSATION

The following table sets forth directors’ compensation as of May 31, 2025 (Fiscal year 2024 and 2023: Nil)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of May 31, 2025, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 73,200 shares Common Stock issued and outstanding as of May 31, 2025. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our Common Stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the fiscal years ended May 31, 2025 and 2024.

	Year Ended	Year Ended
	May 31, 2025	May 31, 2024
Audit fees	$15,000	$17,052
Audit related fees	-	-
Total	$15,000	$17,052

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

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: August 20, 2025

	By:	/s/ YongQing Liu
President, Chief Executive Officer, and Chief Financial Officer, and Chairman of the Board of Directors of the Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zhanling International Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zhanling International Limited   (the “Company”) as of May 31, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended May 31, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for years ended May 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended May 31, 2025, the Company incurred a net loss of $39,857 and cash used in operating activities of $ 35,933. As of May 31, 2025, the Company had a working capital deficiency of $8,956, a shareholders’ deficit of 48,231, and an accumulated deficit of $430,067  . These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Enrome LLP

Singapore

August 20, 2025

ZHANLING INTERNATIONAL LIMITED

BALANCE SHEETS

(Expressed in U.S. Dollars)

	May 31, 2025 -$-	May 31, 2024 -$-
ASSET
Current asset
Prepayments	166	166

Total current asset	166	166

TOTAL ASSET	166	166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liability
Other payables and accrued liabilities	9,122	5,198
Total current liability	9,122	5,198

Non-current liabilities
Due to related parties	38,285	3,342
Due to non-related parties	990	-
Total non-current liability	39,275	3,342
TOTAL LIABILITIES	48,397	8,540

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
Common stocks, $0.001 par value, 500,000,000 shares authorized, 73,200 shares issued and outstanding*	73	73
Additional paid-in capital	381,763	381,763
Accumulated Deficit	(430,067)	(390,210)

TOTAL STOCKHOLDERS’ DEFICIT	(48,231)	(8,374)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	166	166

*	The Reverse Stock Split is retroactively recorded and presented the Company has 73,000 shares of common stock issued and outstanding as of the inception. See Note 6.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	May 31, 2025 - $ -	May 31, 2024 - $ -
General and administrative	39,857	30,865
Loss from Operation	(39,857)	(30,865)
Interest expense	-	-
Net loss	(39,857)	(30,865)
Basic and diluted net loss per share	(0.54)	(0.42)
Weighted average number of shares outstanding*	73,200	73,200

*	The Reverse Stock Split is retroactively recorded and presented the Company has 73,000 shares of common stock issued and outstanding as of the inception. See Note 6.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Expressed in U.S. Dollars)

	No. of Shares	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
As of May 31, 2023	73,200		$73	$342,992	$(359,345)	$(16,280)
Capital contribution due to write-off of related party payable due to former CEO	—		—	38,771	—	38,771
Net income(loss)	—		—	—	(30,865)	(30,865)
Balance as of May 31, 2024	73,200		$73	$381,763	$(390,210)	$(8,374)
Net income(loss)	—		—	—	(39,857)	$(39,857
Balance as of September 30, 2024		$		$381,763	$(430,067)	$(48,231)

*	The Reverse Stock Split is retroactively recorded and presented the Company has 73,000 shares of common stock issued and outstanding as of the inception. See Note 6.

See accompanying notes to financial statements

ZHANLING INTERNATIONAL LIMITED

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	May 31, 2025 - $ -	May 31, 2024 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(39,857)	(30,865)
Imputed interest expense	-	-
Net change in non-cash working capital balances
Other payables and accrued liabilities	3,924	(8,248)
NET CASH USED IN OPERATION	(35,933)	(39,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from a related party	34,943	342
Capital contribution from former officer/principal shareholder	990	38,771
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,933	39,113

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

Supplemental of non-cash flow information:
Waiver of related party payables by former CEO, recorded as capital contribution	-	38,771

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

NOTES TO THE FINANCIALS STATEMENTS

(Expressed in U.S. Dollars)

1. NATURE OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year ended is May 31. The Company is a development stage company and is currently seeking new business opportunities.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the fiscal year ended May 31, 2025, the Company recorded no revenue, incurred a net loss of $39,857 and cash used in operating activities of $ 35,933. As of May 31, 2025, the Company had a working capital deficiency of $8,956, a shareholders’ deficit of 48,231, and an accumulated deficit of $430,067.   These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3. RELATED PARTY TRANSACTIONS

As of May 31, 2025 and May 31, 2024, the Company owed $38,285 and $3,342 to Mr. YongQing Liu, the Chief Executive Officer, President, and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand.

4. PREPAYMENTS

	As of May 31, 2025	As of May 31, 2024

Prepayments	$166	$166

As of May 31, 2025 and 2024 the balance $166 and $166 were represented prepayment which mainly professional fee.

5. INCOME TAXES

The Company had no income tax expense for the fiscal years ended May 31, 2025 and 2024, respectively. A reconciliation of the income tax expense determined at statutory federal income tax rate to the Company’s income taxes is as follows::

	Year Ended	Year Ended
	May 31, 2025	May 31, 2024

Loss before income tax:	$(39,857)	$(30,865)
Statutory tax rate	21%	21%
Income tax benefit computed at statutory income tax rate	(8,370)	(6,482)
Change in valuation allowance	8,370	6,482
Income tax expense	$-	$-
Components of deferred tax assets:
Non-capital tax loss carried forwards	$88,118	$79,748
Less: valuation allowance	(88,118)	(79,748)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of May 31, 2025 and 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of May 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be recorded or disclosed.

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

7. SUBSEQUENT EVENTS

In  accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company evaluated all events or transactions that occurred subsequent to May 31, 2025, through August 20, 2025, the date the financial statements were available to be issued.

On June 19, 2025, the Board of Directors approved the issuance of a total of 3,367,800 shares of the Company’s common stock to two creditors in full settlement of amounts payable as of February 28, 2025. The issuance included:

(1)	3,298,500 shares issued to the Company’s Chief Executive Officer (a related party) in settlement of $32,985 in amounts due.

(2)	69,300 shares issued to a non-related party in settlement of $693 in amounts due.

The issuance price of $0.01 per share was based on the recent market value of the Company’s common stock and agreed to by both parties. In connection with the transactions, both creditors released the Company from all related claims. The shares were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. No commissions or other remuneration were paid in connection with these transactions.

