Form 10-Q
period 2025-08-31
Zhanling International Ltd
filed 2025-10-14
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

As of October 13, 2025, there were 3,441,000 shares of common stock, $0.001 par value per share, outstanding.

ZHANLING INTERNATIONAL LIMITED

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED August 31, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ZHANLING INTERNATIONAL LIMITED

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2025 AND MAY 31, 2025

(Expressed in U.S. Dollars)

	August 31, 2025 -$-	May 31, 2025 -$-
	(Unaudited)	(Audited)
ASSET
Current asset
Prepayments	1,050	166

Total current asset	1,050	166

TOTAL ASSET	1,050	166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liability
Other payables and accrued liabilities	3,813	9,122
Total current liability	3,813	9,122

Non-current liabilities
Due to related parties	15,653	38,285
Due to non-related parties	4,263	990
Total non-current liabilities	19,916	39,275
TOTAL LIABILITIES	23,729	48,397

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
Common stocks, $0.001 par value, 500,000,000 shares authorized, 3,441,000 and 73,200 shares issued and outstanding as of August 31, 2025 and May 31, 2025, respectively.	3,441	73
Additional paid-in capital	412,073	381,763
Accumulated deficit	(438,193)	(430,067)

TOTAL STOCKHOLDERS’ DEFICIT	(22,679)	(48,231)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,050	166

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended August 31,	Three months ended August 31,
	2025 -$-	2024 -$-
General and administrative	8,126	5,970
Loss from Operation	(8,126)	(5,970)
Net loss	(8,126)	(5,970)
Basic and diluted net loss per share	(0.00)	(0.08)
Weighted average number of shares outstanding	2,782,000	73,200

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(Expressed in U.S. Dollars)

Three months ended August 31, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total shareholders’
	Number	Amount	Capital	Deficit	deficit
Balance, May 31, 2025	73,200	$73	$381,763	$(430,067)	$(48,231)
Net loss	—	—	—	(8,126)	(8,126)
Capital contribution due to conversion of related party payable into equity	3,298,500	3,299	29,686	-	32,985
Capital contribution due to conversion of non-related party payable into equity	69,300	69	624	-	693
Balance, August 31, 2025	3,441,000	$3,441	$412,073	$(438,193)	$(22,679)

Three months ended August 31, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, May 31, 2024	73,200	$73	$381,763	$(390,210)	$(8,374)
Net loss	-	-	-	(5,970)	(5,970)
Balance, August 31, 2024	73,200	$73	$381,763	$(396,180)	$(14,344)

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

	THREE Months Ended
	August 31, 2025 - $ -	August 31, 2024 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(8,126)	(5,970)
Net change in non-cash working capital balances
Prepayments	(884)	(884)
Other payables and accrued liabilities	(5,309)	(1,142)
NET CASH USED IN OPERATION	(14,319)	(7,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	10,353	7,996
Advances from non-related party	3,966	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,319	7,996

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Conversion of payables to equity	33,678	-

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended May 31, 2025, included in the Company’s Annual Report Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended August 31, 2025 are not necessarily indicative of the results that may be expected for the year ended May 31, 2025.

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

NOTE 3 - GOING CONCERN

As reported in the accompanying condensed financial statements, the Company incurred a net loss of $8,126 and net operating cash outflow of $14,319 during the three months ended August 31, 2025, and had an accumulated deficit of $438,193 and a stockholders’ deficit of $22,679 as of August 31, 2025.

Management of the Company has evaluated the sufficiency of additional capital resources. Management’s plan is to obtain such resources by seeking additional capital through a private placement of its common stock and/or director loans sufficient to meet its minimal operating expenses. In addition, management has taken certain mitigating actions to improve liquidity, including potential financial support from related parties. However, there is uncertainty as to whether these plans will be effectively implemented or yield sufficient results.

Accordingly, the Company’s condensed financial statements are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations as they fall due. In the event the Company is not able to continue as a going concern, adjustments will have to be made to reflect the situation that assets may need to be realized other than in the amounts at which they are currently recorded in the balance sheet. In addition, the Company may have to provide for further liabilities that might arise and to reclassify non-current assets and liabilities as current assets and liabilities.

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

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-01 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company expects the adoption on this ASU will not have a material effect on the Company’s financial statements.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of August 31, 2025, the Company owed $15,653 to the Company’s Chief Executive Officer Mr.YongQing Liu. During the three months ended August 31, 2025, Mr.YongQing Liu advanced $10,353 to the Company. The amounts are unsecured, are non-interest bearing, and the company does not intend to repay the amounts owed to related party in next 12 months.

See Note 8 — Common Stock Issuances for information regarding shares issued to the Company’s Chief Executive Officer (a related party) in settlement of amounts payable.

NOTE 6 - PREPAYMENTS

Prepayments consisted of the following:

	As of August 31, 2025	As of May 31, 2025
Prepayments	$1,050	$166

As of August 31, 2025 and May 31, 2025, the balance $1,050 and $166 were represented prepayment which mainly professional fee.

NOTE - 7 SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred up to October 13, 2025, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

NOTE-8 Common Stock Issuances

During the three months ended August 31, 2025, the Company issued an aggregate of 3,441,000 shares of its common stock at $0.01 par value per share in settlement of $33,678 of accounts payable. Of these shares, 3,298,500 shares were issued to the Company’s Chief Executive Officer (a related party) in settlement of $32,985, and 69,300 shares were issued to a non-related party in settlement of $693. No cash was received by the Company in these transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Zhanling International Ltd, a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the May 31, 2025 audited financial statements and related notes included in the Company’s most recent Transition Report on Form 10-K for the year ended May 31, 2025 (File No. 000-54301), as filed with the SEC on August 21, 2025. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

As of August 31, 2025, the Company suffered an accumulated deficit of $438,193, had a stockholders’ deficit of $22,679. During the three months ended August 31, 2025, the Company incurred a net loss of $8,126 and cash used in operating activities during the period was $14,319. Management has plans to seek additional capital through a private placement of its Common Stock or further director loans as needed. Additionally, the Company’s additional capital may be supported by related party. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

PLAN OF OPERATION

Our principal offices were relocated on Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to August 31, 2025, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three Months Ended August 31, 2025 and August 31, 2024

We recorded no revenue for the three months ended August 31, 2025 and 2024.

The result of operation expenses are primarily professional fees of $8,126 and $5,970 for the three months ended August 31, 2025 and 2024, respectively, reflecting an increase of $2,156, or 36%. The expenses for the three months ended August 31, 2025 were primarily consisted of professional fees such as OTCID’disclosure & news service application Fee. The operation expenses were relatively flat when compared to the prior year period.

Liquidity and Capital Resources

For the three months ended August 31, 2025 compared to three months ended August 31, 2024

As of August 31, 2025 and May 31, 2025, we had no cash on hand. Net cash used in operating activities for the three months ended August 31, 2025 was $14,319 as compared to net cash used in operating activities of $7,996 for the three months ended August 31, 2024. The increase in cash provided by operating activities was mainly due to operating expenses.

We had no cash used in investing activities for the three months ended August 31, 2025 and 2024.

Net cash provided by financing activities for the three months ended August 31, 2025 was $14,319 as compared to net cash provided by financing activities of $7,996 for the three months ended August 31, 2024. The net cash provided by financing activities for the three months ended August 31, 2025 was mainly the loan advanced from director Mr.YongQing Liu and non-related party SHAO XINLI.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2025. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of August 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2025, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Changes in Control of Registrant, Departure of Director and Appointment of Director dated March 28, 2024 (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer*

32.1	Section 1350 Certification of Principal Executive and Financial Officer*

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-166076), as filed with the Securities and Exchange Commission on April 15, 2010.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on March 28, 2024.

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

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: October 13, 2025	By:	/s/ YongQing Liu
	Name:	YongQing Liu
	Title:	Chief Executive Officer, Chief Financial Officer，President and Chairman of the Board of Directors

