Form 10-Q
period 2026-02-28
Zhanling International Ltd
filed 2026-04-13
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of April 13, 2026, there were 3,441,000 shares of common stock, $0.001 par value per share, outstanding.

ZHANLING INTERNATIONAL LIMITED

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED February 28, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ZHANLING INTERNATIONAL LIMITED

CONDENSED BALANCE SHEETS

AS OF FEBRUARY 28, 2026 AND MAY 31, 2025

(Expressed in U.S. Dollars)

	As of February 28, 2026 -$-	As of May 31, 2025 -$-
	(Unaudited)	(Audited)
ASSET
Current asset
Prepayments	5,506	166

Total current asset	5,506	166

TOTAL ASSET	5,506	166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	3,124	9,122
Total current liabilities	3,124	9,122

Non-current liabilities
Due to related parties	38,696	38,285
Due to non-related parties	5,105	990
Total non-current liabilities	43,801	39,275
TOTAL LIABILITIES	46,925	48,397

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
Common stocks, $0.001 par value, 500,000,000 shares authorized, 3,441,000 and 73,200 shares issued and outstanding as of February 28, 2026 and May 31, 2025, respectively.	3,441	73
Additional paid-in capital	412,073	381,763
Accumulated deficit	(456,933)	(430,067)

TOTAL STOCKHOLDERS’ DEFICIT	(41,419)	(48,231)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	5,506	166

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2026 -$-	2025 -$-	2026 -$-	2025 -$-
General and administrative	7,687	7,595	26,866	24,161
Loss from Operation	(7,687)	(7,595)	(26,866)	(24,161)
Net loss	(7,687)	(7,595)	(26,866)	(24,161)
Basic and diluted net loss per share	(0.00)	(0.10)	(0.01)	(0.33)
Weighted average number of shares outstanding	3,441,000	73,200	3,206,611	73,200

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(Expressed in U.S. Dollars)

Three months ended February 28, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total shareholders’
	Number	Amount	Capital	Deficit	deficit
Balance, November 30, 2025	3,441,000	$3,441	$412,073	$(449,246)	$(33,732)
Net loss	-	-	-	(7,687)	(7,687)
Balance, February 28, 2026	3,441,000	$3,441	$412,073	$(456,933)	$(41,419)

Three months ended February 28, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total shareholders’
	Number	Amount	Capital	Deficit	deficit
Balance, November 30, 2024	73,200	$73	$381,763	$(406,776)	$(24,940)
Net loss	—	—	—	(7,595)	(7,595)
Balance, February 28, 2025	73,200	$73	$381,763	$(414,371)	$(32,535)

Nine months ended February 28, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total shareholders’
	Number	Amount	Capital	Deficit	deficit
Balance, May 31, 2025	73,200	$73	$381,763	$(430,067)	$(48,231)
Net loss	—	—	—	(26,866)	(26,866)
Capital contribution due to conversion of related party payable into equity	3,298,500	3,299	29,686	-	32,985
Capital contribution due to conversion of non-related party payable into equity	69,300	69	624	-	693
Balance, February 28, 2026	3,441,000	$3,441	$412,073	$(456,933)	$(41,419)

Nine months ended February 28, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, May 31, 2024	73,200	$73	$381,763	$(390,210)	$(8,374)
Net loss	—	—	—	(24,161)	(24,161)
As of February 28, 2025	73,200	$73	$381,763	$(414,371)	$(32,535)

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(Expressed in U.S. Dollars)

(Unaudited)

	Nine Months Ended
	February 28, 2026 - $ -	February 28, 2025 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(26,866)	(24,161)
Net change in non-cash working capital balances
Prepayments	(5,340)	(4,299)
Other payables and accrued liabilities	(5,998)	(1,876)
NET CASH USED IN OPERATING ACTIVITIES	(38,204)	(30,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	33,396	29,643
Advances from non-related party	4,808	693
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,204	30,336

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended May 31, 2025, included in the Company’s Annual Report Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended February 28, 2026 are not necessarily indicative of the results that may be expected for the year ended May 31, 2026.

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

On August 12,2025, ZhenSheng Li resigned from Company’s Chief Financial Officer, YongQing Liu was appointed as Chief Financial Officer of the Company.

NOTE 3 - GOING CONCERN

As reported in the accompanying condensed financial statements, the Company incurred a net loss of $26,866 and net operating cash outflow of $38,204 during the nine months ended February 28, 2026, and had an accumulated deficit of $456,933 and a stockholders’ deficit of $41,419 as of February 28, 2026.

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

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company believes the carrying amount reported in the balance sheet for other payables and accrued liabilities, approximate their fair values because of the short-term nature of these financial instruments.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of May 31, 2025, the Company owed $38,285 to the Company’s former Chief Executive Officer Mr.YongQing Liu. During the nine months ended February 28, 2026, Mr. YongQing Liu advanced an additional $33,396 to the Company, and the Company settled $32,985 of amounts payable to Mr. YongQing Liu. As of February 28, 2026, the outstanding balance amounted to $38,696. The amounts are unsecured, are non-interest bearing, and the company does not intend to repay the amounts owed to related party in next 12 months.

See Note 8 — Common Stock Issuances for information regarding shares issued to the Company’s Chief Executive Officer (a related party) in settlement of amounts payable.

NOTE 6 - PREPAYMENTS

Prepayments consisted of the following:

	As of February 28, 2026	As of May 31, 2025
Prepayments	$5,506	$166

As of February 28, 2026 and May 31, 2025, the balance $5,506 and $166 were represented prepayment which mainly professional fee.

NOTE - 7 SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred up to April 13, 2026, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

NOTE-8 Common Stock Issuances

During the nine months ended February 28, 2026, the Company issued an aggregate of 3,367,800 shares of its common stock at $0.01 par value per share in settlement of $33,678 of accounts payable. Of these shares, 3,298,500 shares were issued to the Company’s Chief Executive Officer (a related party) in settlement of $32,985, and 69,300 shares were issued to a non-related party in settlement of $693. No cash was received by the Company in these transactions.

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

As of February 28, 2026, the Company suffered an accumulated deficit of $456,933, had a stockholders’ deficit of $41,419. During the nine months ended February 28, 2026, the Company incurred a net loss of $26,866 and cash used in operating activities during the period was $38,204. Management has plans to seek additional capital through a private placement of its Common Stock or further director loans as needed. Additionally, the Company’s additional capital may be supported by related party. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

PLAN OF OPERATION

Our principal offices were relocated on Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to February 28, 2026, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three and Nine Months Ended February 28, 2026 and 2025

We recorded no revenue for the three and nine months ended February 28, 2026 and 2025.

The result of operation expenses are primarily professional fees of $7,687 and $7,595 for the three months ended February 28, 2026 and 2025 respectively, reflecting an increase of $92, or 1%. The expenses for the three months ended February 28, 2026 were primarily consisted of professional fees such as edgar services fee. The operation expenses were relatively flat when compared to the prior year period.

The result of operation expenses are primarily professional fees of $26,866 and $24,161 for the nine months ended February 28, 2026 and 2025 respectively, reflecting an increase of $2,705 or 11%. The expenses for the nine months ended February 28, 2026 were primarily attributable to the OTCID Disclosure & News Service Application fee., while other operating expenses remained relatively flat compared to the prior year period.

Liquidity and Capital Resources

For the nine months ended February 28, 2026 compared to nine months ended February 28, 2025

As of February 28, 2026 and May 31, 2025, we had no cash on hand. Net cash used in operating activities for the nine months ended February 28, 2026 was $38,204 as compared to net cash used in operating activities of $30,336 for the nine months ended February 28, 2025. The increase in cash provided by operating activities was mainly due to operating expenses.

We had no cash used in investing activities for the nine months ended February 28, 2026 and 2025.

Net cash provided by financing activities for the nine months ended February 28, 2026 was $38,204 as compared to net cash provided by financing activities of $30,336 for the nine months ended February 28, 2025. The net cash provided by financing activities for the nine months ended February 28, 2026 was mainly the loan advanced from director Mr.YongQing Liu and non-related party Shao Xinli.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2026. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of February 28, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2026, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: April 13, 2026	By:	/s/ YongQing Liu
	Name:	YongQing Liu
	Title:	Chief Executive Officer, Chief Financial Officer，President and Chairman of the Board of Directors

