Form 10-K
period 2026-05-31
Zhanling International Ltd
filed 2026-08-10
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2026
Common Stock, $.001 par value	3,441,000

ZHANLING INTERNATIONAL LIMITED

FORM 10-K

For the Fiscal Year Ended May 31, 2026

i

EXPLANATORY NOTE

As used in this annual report, unless the context otherwise requires the terms “we,” “us,” or “our,” “Zhanling” and the “Company,” are references to Zhanling International Limited., a Nevada corporation.

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

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board, or the PCAOB, is unable to inspect an issuer’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a U.S. stock exchange. The PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. Furthermore, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On June 22, 2021, United States Senate has passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would decrease the number of “non-inspection years” from three years to two years, and thus, would reduce the time before our securities may be prohibited from trading or delisted if the PCAOB determines that it cannot inspect or investigate completely our auditor. A termination in the trading our of securities or any restriction on the trading in our securities would be expected to have a negative impact on the Company as well as on the value of our securities. As of the date of the report, Enrome LLP, our auditor, is not subject to the determinations as to inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. While the Company’s auditor is based in the U.S. and is registered with PCAOB and subject to PCAOB inspection, in the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the Holding Foreign Companies Accountable Act, and ultimately result in a determination by a securities exchange to delist the Company’s securities. See “Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completed our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act becomes law.” on page 5.

We will structure our corporate organization as follows:

1.	Our equity structure will be a direct holding structure, that is, the parent will be Zhanling International Limited, which is the entity listed in the U.S., which entity will form and control a Cayman Island and/or British Virgin Islands or Hong Kong company, which in turn will acquire and directly control PRC domestic operating entities. See “Item 1 Business - General Background of the Company” for additional details.

2.	Within our direct holding structure, we believe that the cross-border transfer of funds within our corporate group will be legal and compliant with the laws and regulations of the PRC.

3.	For ongoing cash needs of to-be acquired operations, funds can be raised by ZLME and directly transferred to our to-be formed Hong Kong entity, and then transferred to subordinate operating entities in the PRC. If the Company intends to distribute dividends, the Company will transfer the dividends to the Hong Kong entity in accordance with the laws and regulations of the PRC, and then the Hong Kong entity will transfer the dividends to ZLME, and the dividends will be distributed from ZLME to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions.

4.	In the reporting period presented in this annual report, no cash and other asset transfers have occurred among the Company and any subsidiaries; and no dividends or distributions of a subsidiary has been made to the Company. For the foreseeable future, the Company intends to use the proceeds of financing, as well as earnings, for the acquisition of operating entities in the PRC. As a result, we do not expect to pay any cash dividends.

5.	Our to-be acquired PRC subsidiaries’ ability to distribute dividends will be based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, any PRC subsidiaries will be required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of their registered capitals.

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

Please see “Risk Factors” beginning on page 5 of this annual report for additional information.

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

On August 12,2025,ZhenSheng Li resigned from Company’s Chief Financial Officer and director, YongQing Liu was appointed as Chief Financial Officer of the Company.

DESCRIPTION OF BUSINESS

Our principal offices were relocated at Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to 31 May 2026, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

CHANGE IN FISCAL YEAR

On June 5, 2024, the Company changed its fiscal year end from December 31 to May 31, effective immediately. The Company has adopted May 31 as its fiscal year end thereafter.

REVERSE STOCK SPLIT

Effective on March 16, 2022, the Company effected a 1-for-50 reverse stock split of its issued and outstanding shares of common stock, par value $0.001 per share (the “Reverse Stock Split”).Immediately prior to the Reverse Stock Split, the Company had 3,660,000 shares of common stock issued. and outstanding. As a result of the Reverse Stock Split, the number of issued and outstanding shares was reduced to 73,200 shares. The par value of the Company’s common stock remained unchanged at $0.001 per share, and the authorized number of shares remained unchanged.

All share and per-share amounts presented in this report have been retrospectively adjusted to reflect the Reverse Stock Split. As of May 31,2026 and 2025, the Company had 3,441,000 and 73,200 shares common stock issued and outstanding, respectively.

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

Dependence on key personnel

The Company is dependent upon the continued services of management, particularly YongQing Liu, the Company’s sole officer and sole director. To the extend that Mr.Liu’s services become unavailable, the Company will be required to obtain other qualified personnel, and there can be no assurance that the Company will be able to recruit one or more qualified persons upon acceptable terms.

The Company’s sole officer and sole directors may allocate his time to other business activities, thereby causing conflicts of interest as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination in a timely manner, if at all.

YongQing Liu, the Company’s sole officer and sole director, is not required to devote his full time to the Company’s affairs, which may result in a conflict of interest in allocating his time between the Company’s business and other business activities. The Company does not intend to have any full-time employees prior to the consummation of a business combination. Management of the Company is engaged in other business endeavors, and Mr. Liu is not obligated to devote any specific number of hours per week to the Company’s affairs.

If Mr.Liu’s other business affairs require him to devote more time to such affairs, it could limit his ability to devote time to the Company’s affairs and could have a negative impact on the Company’s ability to consummate a business combination.

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

ITEM 1C. Cybersecurity

The Company does not currently maintain a formal cybersecurity risk management program due to the size and nature of its operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HOLDERS

As of May 31, 2026, we had 3,441,000 shares of our Common Stock, par value $0.001 per share, issued and outstanding. There were 55 holders of record of our Common Stock.

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

We have not repurchased any shares of our Common Stock during the fiscal year ended May 31, 2026.

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

On August 12,2025,ZhenSheng Li resigned from Company’s Chief Financial Officer and director, YongQing Liu was appointed as Chief Financial Officer of the Company.

GOING CONCERN

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying financial statements, for the fiscal year ended May 31, 2026, the Company recorded no revenue, incurred a net loss of $38,486 and cash used in operating activities of $41,303. As of May 31, 2026, the Company had a working capital deficiency of $6,139, a shareholders’ deficit of $53,039, and an accumulated deficit of $468,553. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or obtain further loans from related parties as needed.

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

RESULTS OF OPERATIONS

Fiscal Year Ended May 31, 2026 and 2025

We recorded no revenue for the fiscal years ended May 31, 2026 and 2025. From the period of July 16, 2009 (inception) to May 31, 2026, we recorded no revenues.

The result of operation expenses are primarily professional fees of $38,486 and $39,857 for the fiscal years ended May 31, 2026 and 2025 respectively, reflecting a decrease of $1,371 , or 3%. The expenses for the fiscal year ended May 31, 2026 were primarily consisted of professional fees such as audit fees and consulting fees. The increase in operation expenses was due to the decrease of service fee.

Liquidity and Capital Resources

For the fiscal year ended May 31, 2026 compared to fiscal year ended May 31, 2025

As of May 31, 2026 and 2025, we had no cash on hand. Net cash used in operating activities for the fiscal year ended May 31, 2026 was $41,303 as compared to net cash used in operating activities of $35,933 for the fiscal year ended May 31, 2025. Such increase was primarily attributable to an increase in other payable and accrued liability, as the Company’s director provided the additional cash to meet the Company’s obligations as they become due.

We had no cash used in investing activities for the years ended May 31, 2026 and 2025.

Net cash provided by financing activities for the year ended May 31, 2026 was $41,303 as compared to net cash provided by financing activities of $35,933 for the year ended May 31, 2025. The net cash provided by financing activities for year ended May 31, 2026 were mainly the proceed from director for paid the company’s operating expenses on behalf of the Company, such as audit fee and consulting fee etc, and recorded as a deemed capital contribution to the Company.

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

Subsequent Events

In accordance with ASC Topic 855,”Subsequent Events,” the Company evaluated all events or transaction that occurred subsequent ..to May 31,2026 through August 10,2026, the date the financial statements were issued, and determined that were no subsequent events requiring recognition or disclosure in the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2026, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of May 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Annual Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

IDENTIFIED MATERIAL WEAKNESSES

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of May 31, 2026. These material weaknesses are substantially consistent with those identified in the prior year, as management’s remediation efforts have not been fully completed as of May 31, 2026.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at May 31, 2026, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2026 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be implemented during the fiscal year ending May 31, 2027. However, management will continue to evaluate the effectiveness of these remediation efforts and determine whether the material weaknesses have been fully remediated.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
YongQing Liu	41	Chief Executive Officer, President, Chief Financial Officer, Chairman of Board of Directors

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended May 31, 2026 and 2025:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
YongQing Liu(1)	2026	-	-	-	-	-	-	-	-
	2025	-	-	-	-	-	-	-	-
	-

(1) Mr. YongQing Liu was appointed as the Company’s Chief Executive Officer, President and Chairman of the Board of Directors on March 28, 2024, On August 12, 2025, Mr.Liu was also appointed as the Company’s Chief Financial Officer. As of May 31, 2026, Mr.Liu served as the Company’s sole officer and sole director.

STOCK OPTION GRANTS

We have not granted any stock options to our executive officers since our incorporation.

EMPLOYMENT AGREEMENTS

We do not have an employment or consulting agreement with any officers or Directors.

DIRECTORS’ COMPENSATION

During the fiscal year ended May 31, 2026, no compensation was awarded to, earned by, or paid to any director for services rendered as a director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of May 31, 2026, the number of shares of Common Stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,441,000 shares Common Stock issued and outstanding as of August 10, 2026. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our Common Stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	YongQing Liu, CEO, President, and Chairman of the Board of Directors No. 236, Zhouliu Village, Chunhua Town, Boxing County, Shandong Province, China, China (i)	3,336,940	96.98%

(i) Represents 3,336,940 shares of Common Stock registered in the name of Mr.YongQing Liu.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the fiscal years ended May 31, 2026 and 2025.

	Year Ended	Year Ended
	May 31, 2026	May 31, 2025
Audit fees	$15,000	$15,000
Audit related fees	-	-
Total	$15,000	$15,000

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

Date: August 10, 2026

	By:	/s/ YongQing Liu
President, Chief Executive Officer, and Chief Financial Officer, and Chairman of the Board of Directors of the Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zhanling International Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zhanling International Limited (the “Company”) as of May 31, 2026 and 2025, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended May 31, 2026 and 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for years ended May 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended May 31, 2026, the Company incurred a net loss of $38,486 and cash used in operating activities of $41,303 . As of May 31, 2026, the Company had a working capital deficiency of $6,139, a shareholders’ deficit of $53,039, and an accumulated deficit of $468,553. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in relation to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Enrome LLP

Singapore

August 10, 2026

ZHANLING INTERNATIONAL LIMITED

BALANCE SHEETS

AS OF MAY 31, 2026 AND 2025

(Expressed in U.S. Dollars)

	May 31, 2026 -$-	May 31, 2025 -$-
ASSET
Current asset
Prepayments	183	166

Total current asset	183	166

TOTAL ASSET	183	166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liability
Other payables and accrued liabilities	6,322	9,122
Total current liability	6,322	9,122

Non-current liabilities
Due to related parties	41,696	38,285
Due to non-related parties	5,204	990
Total non-current liabilities	46,900	39,275
TOTAL LIABILITIES	53,222	48,397

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
Common stocks, $0.001 par value, 500,000,000 shares authorized, 3,441,000 and 73,200 shares issued and outstanding as of May 31, 2026 and May 31, 2025, respectively.	3,441	73
Additional paid-in capital	412,073	381,763
Accumulated Deficit	(468,553)	(430,067)

TOTAL STOCKHOLDERS’ DEFICIT	(53,039)	(48,231)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	183	166

*	All share and per-share amounts presented in these financial statements have been retrospectively adjusted to reflect the Reverse Stock Split. See Note 6.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2026 AND 2025

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	May 31, 2026 - $ -	May 31, 2025 - $ -
General and administrative	38,486	39,857
Loss from Operation	(38,486)	(39,857)
Interest expense	-	-
Net loss	(38,486)	(39,857)
Basic and diluted net loss per share	(0.01)	(0.54)
Weighted average number of shares outstanding*	3,265,690	73,200

*	All share and per-share amounts presented in these financial statements have been retrospectively adjusted to reflect the Reverse Stock Split. See Note 6.

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MAY 31,2026 AND 2025

(Expressed in U.S. Dollars)

	No. of Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
As of May 31, 2024	73,200	$73	$381,763	$(390,210)	$(8,374)
Net loss	—	—	—	(39,857)	(39,857)
Balance as of May 31, 2025	73,200	$73	$381,763	$(430,067)	$(48,231)
Capital contribution due to conversion of related party payable into equity	3,298,500	3,299	29,686	—	32,985
Capital contribution due to conversion of non-related party payable into equity	69,300	69	624	—	693
Net loss	—	—	—	(38,486)	(38,486)
Balance as of May 31, 2026	3,441,000	$3,441	$412,073	$(468,553)	$(53,039)

*	All share and per-share amounts presented in these financial statements have been retrospectively adjusted to reflect the Reverse Stock Split. See Note 6.

See accompanying notes to financial statements

ZHANLING INTERNATIONAL LIMITED

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Year Ended	Year Ended
	May 31, 2026 - $ -	May 31, 2025 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(38,486)	(39,857)
Imputed interest expense		-
Net change in non-cash working capital balances
Prepayment	(17)	-
Other payables and accrued liabilities	(2,800)	3,924
NET CASH USED IN OPERATION	(41,303)	(35,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related parties	36,396	34,943
Capital contribution from former officer/principal shareholder	4,907	990
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,303	35,933

INCREASE IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Interest paid	-	-
Income taxed paid	-	-

Supplemental of non-cash flow information:
Common stock issued in settlement of amounts due to related and non-related parties	33,678	-

See accompanying notes to financial statements.

ZHANLING INTERNATIONAL LIMITED

NOTES TO THE FINANCIALS STATEMENTS

(Expressed in U.S. Dollars)

1. NATURE OPERATIONS

The Company was incorporated in the State of Nevada on July 16, 2009 and its year ended is May 31. The Company is a development stage company and is currently seeking new business opportunities.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the fiscal year ended May 31, 2026, the Company recorded no revenue, incurred a net loss of $38,486 and cash used in operating activities of $41,303 .. As of May 31, 2026, the Company had a working capital deficiency of $6,139 , a shareholders’ deficit of $53,039, and an accumulated deficit of $468,553. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3. RELATED PARTY TRANSACTIONS

As of May 31, 2026 and May 31, 2025, the Company owed $ 41,696 and $38,285 to Mr. YongQing Liu, the Chief Executive Officer, President, and Chairman of the Board of Directors of the Company for funds advanced. The amounts are unsecured, bear no interest and are payable on demand.

4. PREPAYMENTS

	As of May 31, 2026	As of May 31, 2025

Prepayments	$183	$166

As of May 31, 2026 and 2025 the balance $183 and $166 were represented prepayment which mainly professional fee.

5. INCOME TAXES

The Company had no income tax expense for the fiscal years ended May 31, 2026 and 2025, respectively. A reconciliation of the income tax expense determined at statutory federal income tax rate to the Company’s income taxes is as follows::

	Year Ended	Year Ended
	May 31, 2026	May 31, 2025

Loss before income tax:	$(38,486)	$(39,857)
Statutory tax rate	21%	21%
Income tax benefit computed at statutory income tax rate	(8,082)	(8,370)
Change in valuation allowance	8,082	8,370
Income tax expense	$-	$-
Components of deferred tax assets:
Non-capital tax loss carried forwards	$87,830	$88,118
Less: valuation allowance	(87,830)	(88,118)
Net deferred tax asset	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of May 31, 2026 and 2025, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of May 31, 2026 and 2025, no liability for unrecognized tax benefits was required to be recorded or disclosed.

6. STOCKHOLDERS’ DEFICIT

Common Stocks — The Company is authorized to issue 500,000,000 Common Stocks, with a par value of $0.001 per share.

On March 16, 2022, the Company effected a 1-for-50 reverse stock split of its issued and outstanding common stock(the “Reverse Stock Split”).The authorized number of shares of common stock and the par value per share remained unchanged. All share and per-share amounts presented in the financial statements for all periods have been retrospectively adjusted to reflect the Reverse Stock Split.

During the year ended May 31,2026, pursuant to the approval of the Board of Directors on June 19, 2025, the Company issued an aggregate of 3,367,800 shares of its common stock at an issuance price of $0.01 per share in settlement of $33,678 of amounts payable. Of these shares, 3,298,500 shares were issued to the Company’s Chief Executive Officer, a related party, in settlement of $32,985, and 69,300 shares were issued to a non-related party in settlement of $693.

In connection with the transaction, the Company recorded an increase of $3,368 in common stock and $30,310 in additional paid-in capital and corresponding decrease of 33,678 in amounts payable. No cash was received or paid in connection with the transaction.

As of May 31, 2026 and 2025, the Company had 3,441,000 and 73,200 shares of common stock issued and outstanding, respectively.

7. COMMITMENTS AND CONTINGENCIES

Commitments

As of May 31, 2026 and 2025, the Company did not have any material commitments, including purchase obligations, lease commitments, or other contractual obligations requiring disclosure.

Contingencies

As of May 31, 2026 and 2025, the Company was not involved in any pending or threatened litigation, claims, or legal proceedings, and management is not aware of any matters that could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8. SUBSEQUENT EVENTS

In accordance with ASC Topic 855,”Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company evaluated all events or transactions that occurred subsequent to May 31, 2026 through August 10, 2026, the date the financial statements were issued, and determined that were no subsequent events requiring recognition and disclosure in the financial statements .

