Form 10-Q
period 2026-08-31
Zhanling International Ltd
filed 2026-10-13
CIK 1489300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

As of October 12, 2026, there were 3,441,000 shares of common stock, $0.001 par value per share, outstanding.

ZHANLING INTERNATIONAL LIMITED

QUARTERLY

REPORT ON FORM 10-Q FOR THE PERIOD

ENDED August 31, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ZHANLING INTERNATIONAL LIMITED

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2026 AND MAY 31, 2026

(Expressed in U.S. Dollars)

	August 31, 2026 -$-	May 31, 2026 -$-
	(Unaudited)	(Audited)
ASSET
Current asset
Prepayments	3,404	183

Total current asset	3,404	183

TOTAL ASSET	3,404	183

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	3,772	6,322
Due to related parties	53,668	-
Due to non-related parties	5,600	-
Total current liabilities	63,040	6,322

Non-current liabilities
Due to related parties	-	41,696
Due to non-related parties	-	5,204
Total non-current liabilities	-	46,900
TOTAL LIABILITIES	63,040	53,222

STOCKHOLDERS’ DEFICIT
Common stock
Authorized:
Common stocks, $0.001 par value, 500,000,000 shares authorized, 3,441,000 as of August 31, 2026 and May 31, 2026, respectively.	3,441	3,441
Additional paid-in capital	412,073	412,073
Accumulated deficit	(475,150)	(468,553)

TOTAL STOCKHOLDERS’ DEFICIT	(59,636)	(53,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	3,404	183

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended August 31,	Three months ended August 31,
	2026 -$-	2025 -$-
General and administrative	6,597	8,126
Loss from Operation	(6,597)	(8,126)
Net loss	(6,597)	(8,126)
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	3,441,000	2,782,000

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(Expressed in U.S. Dollars)

Three months ended August 31, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, May 31, 2026	3,441,000	$3,441	$412,073	$(468,553)	$(53,039)
Net loss	-	-	-	(6,597)	(6,597)
Balance, August 31, 2026	3,441,000	$3,441	$412,073	$(475,150)	$(59,636)

Three months ended August 31, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total shareholders’
	Number	Amount	Capital	Deficit	deficit
Balance, May 31, 2025	73,200	$73	$381,763	$(430,067)	$(48,231)
Net loss	-	-	-	(8,126)	(8,126)
Capital contribution due to conversion of related party payable into equity	3,298,500	3,299	29,686	-	32,985
Capital contribution due to conversion of non-related party payable into equity	69,300	69	624	-	693
Balance, August 31, 2025	3,441,000	$3,441	$412,073	$(438,193)	$(22,679)

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended
	August 31, 2026 - $ -	August 31, 2025 - $ -
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(6,597)	(8,126)
Net change in non-cash working capital balances
Prepayments	(3,221)	(884)
Other payables and accrued liabilities	(2,550)	(5,309)
Amounts due to related parties	11,972	-
Amounts due to non-related parties	396	-
NET CASH USED IN OPERATION ACTIVITIES	-	(14,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	10,353
Advances from non-related parties	-	3,966
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	14,319

CHANGES IN CASH	-	-
CASH, BEGINNING	-	-
CASH, ENDING	-	-

Supplemental cash flow information:
Expenses and prepayments paid by related parties on behalf of the Company	11,972	-
Expenses and prepayments paid by other parties on behalf of the Company	396	-
Conversion of payables to equity	12,368	33,678

See accompanying notes to the condensed financial statements.

ZHANLING INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2026 AND 2025

(Expressed in U.S. Dollars)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended May 31, 2026, included in the Company’s Annual Report Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended August 31, 2026 are not necessarily indicative of the results that may be expected for the year ended May 31, 2026.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

Zhanling International Ltd (the “Company” or “we”) was incorporated in the State of Nevada on July 16, 2009 and the Company is a development-stage company which intended to acquire companies in large consumption platform in China. The Company’s sole purpose currently is to target and complete a merger or acquisition with a private entity.

NOTE 3 - GOING CONCERN

As reported in the accompanying condensed financial statements, the Company incurred a net loss of $6,597 during the three months ended August 31, 2026, and had an accumulated deficit of $475,150 and a stockholders’ deficit of $59,636 as of August 31, 2026.

Management of the Company is of the view that the use of going concern basis in the preparation of the Company’s financial statements is appropriate, after taking into consideration the following factors:

● The related party and non-related party have undertaken not to demand the repayments of the outstanding balances owed from the Company amounting to $53,668 and $5,600 respectively as of August 31, 2026, for at least 12 months from the date these condensed unaudited financial statements are issued until the Company’s resources permit.

● The Company’s Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors, Mr. YongQing Liu has undertaken to provide continuing financial support to the Company for working capital purpose for at least 12 months from the date these condensed unaudited financial statements are issued.

● Management will actively seek additional capital through private placements of its common stock.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The preparation of unaudited interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected.

Use of estimates

The preparation of the unaudited interim condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the unaudited interim condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no key assumptions concerning the future, and other key sources of estimation uncertainty at the end of the reporting period, that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next reporting period..

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As of August 31, 2026, the Company owed $53,668 to the Company’s Chief Executive Officer Mr.YongQing Liu. During the three months ended August 31, 2026, Mr.YongQing Liu advanced $ 11,972 to the Company. The amounts are unsecured, non-interest bearing and repayable on demand.

NOTE 6 - PREPAYMENTS

	As of August 31, 2026	As of May 31, 2026
Prepayments for professional fees	$3,404	$183

NOTE - 7 SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred up to October 11, 2026, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Zhanling International Ltd, a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the May 31, 2026 audited financial statements and related notes included in the Company’s most recent Transition Report on Form 10-K for the year ended May 31, 2026 (File No. 000-54301), as filed with the SEC on August 10, 2026. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

Zhanling International Ltd (the “Company” or “we”) was incorporated in the State of Nevada on July 16, 2009 and the Company is a development-stage company which intended to acquire companies in large consumption platform in China. The Company’s sole purpose currently is to target and complete a merger or acquisition with a private entity.

Going Concern

The accompanying unaudited interim condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of August 31, 2026, the Company had an accumulated deficit of $475,150 and a stockholders’ deficit of $59,636. During the three months ended August 31, 2026, the Company incurred a net loss of $6,597. The Company has not commenced its planned business operations and has not generated any revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company is of the view that the use of the going concern basis in the preparation of the Company’s unaudited interim financial statements is appropriate, after taking into consideration the following factors:

The related party and non-related party have undertaken not to demand repayment of the outstanding balances of $53,668 and $5,600, respectively, as of August 31, 2026, for at least 12 months, until the Company’s resources permit.

The Company’s Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors, Mr. YongQing Liu, has undertaken to provide continuing financial support to the Company for working capital purposes for at least 12 months from the date the financial statements are issued.

Management will actively seek additional capital through private placements of the Company’s common stock.

The Company’s ability to continue as a going concern depends on its ability to obtain sufficient financing and ultimately achieve profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of unaudited interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

There were no key assumptions concerning the future, or other key sources of estimation uncertainty at the end of the reporting period, that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next reporting period.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the accompanying unaudited interim condensed financial statements.

PLAN OF OPERATION

Our principal offices were relocated on Unit 305-306, 3/F., New East Ocean Centre, 9 Science Museum Road, Tsim Sha Tsui, Hong Kong.

The Company planned to execute a multi-phase exploration program at inception of July 16, 2009. From inception to August 31, 2026, the Company has had limited business operations and has no revenues generated from operations since incorporation. We are now in the process of evaluation any potential business opportunities though we cannot assure that it will be able to commence profitable operations.

Results of Operations

Three Months Ended August 31, 2026 and August 31, 2025

We recorded no revenue for the three months ended August 31, 2026 and 2025.

The result of operation expenses are primarily professional fees of $6,597 and $8,126 for the three months ended August 31, 2026 and 2025, respectively, reflecting a decrease of $1,529 , or 19%. The decrease was primarily attributable to lower professional fees incurred during the three months ended August 31, 2026, particularly lower OTCID disclosure and news service application fees compared with the same period in 2025.

Liquidity and Capital Resources

For the three months ended August 31, 2026 compared to three months ended August 31, 2025

As of August 31, 2026 and 2025, the Company had no cash on hand. The Company did not generate or use any cash in operating, investing, or financing activities during the three months ended August 31, 2026 and 2025, as all operating expenses and prepayments were paid directly by related and non-related parties on behalf of the Company..

We had no cash used in investing activities for the three months ended August 31, 2026 and 2025.

During the three months ended August 31, 2026, related and non-related parties paid a total of $12,368 on behalf of the Company, consisting of $11,972 paid by the Company’s director, Mr. YongQing Liu, and $396 paid by a non-related party, Mr. Shao Xinli. These transactions were non-cash financing activities and did not result in any cash inflows or outflows for the Company.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2026. This evaluation was carried out by our Chief Executive and Financial Officer, who also serves as our principal executive officer and principal financial and accounting officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of August 31, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2026, our disclosure controls and procedures were not effective: Inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZHANLING INTERNATIONAL LIMITED
(Name of Registrant)

Date: October 12, 2026	By:	/s/ YongQing Liu
	Name:	YongQing Liu
	Title:	Chief Executive Officer, Chief Financial Officer，President and Chairman of the Board of Directors

